Form 10-K
period 1994-01-29
SUN CITY INDUSTRIES INC
filed 1994-05-02
CIK 95302

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549
                                 FORM 10-K
(Mark One)
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   X                  SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended January 29, 1994
                                    OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OR THE
                      SECURITIES EXCHANGE ACT OF 1934

                      Commission file number : 1-6914

                         Sun City Industries, Inc.
          (Exact name of registrant as specified in its charter)

          Delaware                          59-0950777
(State or other jurisdiction of           (IRS Employer ID. No.)
    incorporation or organization)

5545 N.W. 35th Avenue, Fort Lauderdale, Florida            33309
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number including area code: (305) 730-3333

       Securities registered pursuant to Section 12 (b) of the Act:


                                            Name of each exchange
    Title of Each Class                       on which registered
      Common Stock,                           American Stock Exchange
    Par value $.10 per share


Securities registered pursuant to Section 12 (g) of the Act:None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       YES     X        NO
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.        X

As of April 21, 1994, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $3,670,279, (the price at which the stock was sold at the close of business on April 21, 1994). For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at January 29, 1994 were excluded from the number of shares held by non-affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of April 21, 1994 there were 1,435,702 shares of the Registrant's $.10 par value Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE:

     The Registrant's definitive proxy statement for its 1994
Annual Meeting of Stockholders to be held on June 23, 1994 is incorporated by reference into Part III of this Form 10-K.

Total Number of Pages:    39   Exhibit Index:   Page No.     37

                                  PART I
ITEM 1 -  Business

     As a result of a 1990 Stock Redemption, a new Executive Management team took over operating control of Sun City Industries, Inc. (the "Company"). The Executive Team developed a business plan and began its implementation during fiscal year 1993. The plan concentrates the Company's efforts on the Company's foodservice operations where Management believes opportunities exist for growth through mergers and acquisitions as well as geographical and product line expansion.

General Development of the Business

a) The Company was incorporated in Delaware in July 1961 as Sun City Dairy Products, Inc., successor to a business founded in 1949; the present name being adopted in May 1969 which has developed into a leading marketer of eggs, butter, cheese, poultry and related products through internal growth and acquisitions .

     In March 1969, the Company acquired Certified Poultry & Egg
     Co. for $240,000 in cash; Oak Crest Enterprises, Inc. and Oak Crest Hatcheries, Inc. for an aggregate of 80,000 shares of the Company's $.10 par value Common Stock.

     On November 6, 1970, the Company acquired Nearby Producers Egg & Poultry Marketing Corp. and Carlisle Poultry & Egg
     Associates, Inc. for $81,083 and 118,504 shares of the Company's $.10 par value Common Stock.

     On August 3, 1987 the Company acquired the inventory and certain other assets, including the trade name, from Hess
     Foods of Lancaster County, Pa. for $250,000.

     On February 4, 1991, the Company acquired the businesses of William F. O'Brien Inc. and Diversified Foods, Inc. of Fort
     Lauderdale, Florida for $490,200 in cash and the assumption of certain liabilities.

     On August 12, 1991, the Company acquired the business of Gilley's Sausage Co., Inc. of Winston, Georgia for $116,300 in cash and the assumption of certain liabilities.

     On December 6, 1993, the Company acquired the business and assets of Gulf Coast Food Distributors, Inc. for $796,895 in cash and the assumption of certain liabilities.

b) The Company is engaged in the processing and marketing of shell eggs and in the foodservice division in which the Company distributes butter, eggs, cheese, poultry, and with the acquisition of Gulf Coast, has added produce, meats, seafood, groceries and paper goods.

     In the Egg Division, the Company's customers are national and regional supermarkets, local grocery and convenience stores and U.S. military installations and bases. In the Foodservice Division, the Company's customers are regional hotels, restaurants, schools, hospitals, prisons, caterers and cruise ship lines.

     The Company's lines of business include the sale of eggs (shell, frozen and pasteurized) butter, cheese (hard, soft, domestic and imported) poultry, sausage provisions, produce, meats and groceries. Other than eggs, no single line of business has accounted for more than 10% of the Company's total annual revenues, in any of the last three fiscal years.

c) The business of the Company is conducted through its wholly-owned subsidiaries which are engaged principally in the business of processing and marketing shell eggs and the distribution of eggs, butter, cheese, poultry, sausage provisions, produce, meats, groceries and other products. Unless the context indicates otherwise, references to the Company in this Report include the Company's subsidiaries.


          1) The Company purchases shell eggs from producers located in the states of Florida, Georgia, Maine, New York, North Carolina, Indiana, Illinois, Ohio, Pennsylvania, Maryland and South Carolina. Through its trained personnel, the Company inspects farms from which unprocessed eggs are purchased to ensure that the Company's quality control standards are complied with by the producers. The shell eggs purchased are then processed by the Company's plants located in the States of Virginia, North Carolina, and Maryland.

               The shell eggs processed and purchased by the Company are sold to customers in the states of Connecticut, Delaware, Florida, Georgia, Maryland, Michigan, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Virginia, West Virginia and the District of Columbia. The Company's customers include national and regional supermarket chains, independent supermarkets, hospitals, hotels, restaurants, educational institutions, cruise ship lines, airline caterers, educational and government facilities.

               In Florida, New York, New Jersey, Pennsylvania, Georgia, Maryland and Washington, D.C. the Company sells butter, eggs, cheese, poultry and similar products. None of the products mentioned in this paragraph, except eggs, has represented more than 10.0% of the Company's consolidated sales in any of the last three fiscal years.
          Sales               1/29/94   1/31/93   1/31/92
          Egg division          47.9%     48.3%     52.8%

          Foodservice           51.7%     51.0%     46.7%

          Other marketing        1.4%       .7%       .5%

          During the Company's fiscal years ended January 29, 1994, and January 31, 1993 and 1992, the Company's shell egg sales accounted for 64%, 62% and 67% of its revenues, respectively. The Company processes a substantial portion of all the shell eggs it purchases. Consequently the Company does not determine, and is unable to approximate meaningfully, the portion of its total shell egg income attributable to the Company's shell egg processing and marketing operations.

     2)   Description of segments in development stages-None.

     3)   Sources and Availability of Raw Materials - The
               Company believes that its relationships with its suppliers are good and that alternative supplies of eggs are generally available. However, in order to realize the maximum potential in its egg processing-marketing division during fiscal 1993, the Company commenced a program of upgrading the quality and quantity of its egg supply by making investments in various egg producing joint ventures. Although the size of each investment varies between 15% and 25%, the Company will receive 100% of the eggs produced by these joint ventures. (See Management's Discussion and Analysis - Liquidity and Capital Resources"). The Company generally purchases its shell eggs from a large number of producers including its joint ventures, located in the general vicinity of the Company's processing plants and distribution centers. During fiscal 1994 the Company purchased 27.5% of the total eggs purchased from its own joint ventures, 13.2% from Braswell Milling in North Carolina; 10.9% from Agri-General of Croton, Ohio and 9.7% from Bowman Egg Farms of Westminster, Md. During fiscal 1993 and 1992 respectively the Company purchased 21.1% and 18.0% from Bowman Egg Farms; 21.0% and 15.5% from Braswell Milling and 12.0% and 11.8% from Agri-General. The remaining 38.7%, 45.9% and 54.7% of the eggs marketed by the Company were purchased from a large number of other producers located in the general vicinity of the Company's plants. For the fiscal years 1994, 1993 and 1992 no other single independent producer amounted to more than 10.0% of the Company's egg purchases.
     4)   Patents, trademarks, licenses, franchises held -
               None.

     5) There are no significant seasonal effects on the Company's consolidated business.

     6) As a result of the Company's ability to turn its resale inventory forty-two (42) times during the fiscal year ended January 29, 1994 and maintain its outstanding average receivables at the twenty-five
               (25) day level, the Company's current need for additional working capital arises principally when egg markets experience sharp increases, and or when unit sales expand during certain periods of the year.

          The Company does not maintain large amounts of inventory to meet customer requirements nor does it provide extended payment terms to its customers.

     7) During the fiscal years ended January 29, 1994, and January 31, 1993 and 1992, sales to the Company's major customer were 10.4%, 11.2% and 13.6% respectively of consolidated sales; and sales to the next leading customer were 4.6%, 4.8% and 5.1%, respectively, of consolidated sales.

          Although the Company's relationships with many of its major customers are long standing, the Company generally does not have contracts with its customers and, accordingly, such customers have no legal obligation to continue purchasing from the Company. The Company believes that its relationships with its customers are good and that the loss of one of its major customers would have only a temporary adverse effect on its business. During the fiscal year ended January 29, 1994, approximately 51% of Company's total sales were made to about 1,900 institutional customers located in the states of Florida, Georgia, Pennsylvania, New Jersey, New York, Washington D.C. and Maryland. During fiscal years ended January 31, 1993 and 1992, these sales amounted to 52% and 47%, respectively.

     8)   The Company has no backlog of orders.

     9) Government contracts subject to renegotiation or termination - None.

10) The shell egg industry is both highly competitive and comprised of a large number of competing entities. The Company's management believes that the Company is a significant factor in shell egg marketing on the Eastern Seaboard. The Company's lines of business other than its shell egg line of business are also highly competitive industries comprised of a large number of competing entities. The Company's management does not believe that the Company is a significant factor in any of its nonshell egg lines of business.

     11) The Company had no expenditures for research and development during the fiscal years ended January
               29, 1994 and January 31, 1993 and 1992.

     12) The Company has not had to make any material expenditures in connection with compliance with environmental regulations.

     13) During fiscal 1994 the Company (including its wholly-owned subsidiaries) had 282 employees. It had 374 and 445 employees at the end of fiscal years 1993 and 1992, respectively.

     d) Virtually all of the Company's sales have been domestic for the current and past two fiscal years.

ITEM 2 - Description of Property

          Location  Owner/Tenant   Facilities

     1.   Miami,         Owner     Plant complex comprising approx-
          Florida                  imately 10,125 sq. ft. of  land
                                   and improvements.  Currently,
                                   the facility is not being
                                   utilized and is being held for
                                   sale.

     2.   Hawthorne,     Owner     A    203    acre   farm complex
          Florida                  consisting of 25 acres of
                                   lakefront property including
                                   three residences; one of 3,350
                                   sq. ft. and two of 1,560 sq.
                                   ft. each; 4.85 acres comprising
                                   a 5,041 sq. ft. feed mill
                                   complex including storage
                                   tanks, a warehouse and its own
                                   offices; and a 15,400 sq. ft.
                                   refrigerated facility.  During
                                   the first quarter of fiscal
                                   1993 all operations were
                                   discontinued and the property
                                   was listed for sale.

     3.   Burgaw,        Owner     Plant complex comprising approx-
          North Carolina           imately 18,300 sq. ft. of land
                                   and improvements of which
                                   12,100 sq. ft. is  for general
                                   operations, 5,200 sq. ft. is
                                   refrigeration, and 1,000 sq.
                                   ft. is office space.  The
                                   Company was a tenant of Pender
                                   County Industrial Development
                                   Corporation under  purchase
                                   option lease.  During the 1993
                                   fiscal year the debt on this
                                   facility was paid in full and
                                   as such title to the property
                                   was deeded over to the Company
                                   by the Pender County Industrial
                                   Development Corporation.  This
                                   facility is adequate and  being
                                   fully utilized.

     4.   Jarratt,       Owner     Plant complex comprising approx-
          Virginia                 imately 17,500 sq. ft. on 5.72
                                   acres of land of which 12,000
                                   sq. ft. is used for warehousing
                                   and distribution, 4,400 sq. ft.
                                   is refrigeration, and 1,100 sq.
                                   ft. is office space.  This
                                   facility is adequate and being
                                   fully utilized.

     5.   Orlando,       Tenant    Plant complex comprising approx-
          Florida                  imately 7,200 sq. ft. of
                                   warehouse.  The Company is a
                                   tenant at a monthly rental of
                                   $1,590 under a lease expiring
                                   on May 31, 1994.  This facility
                                   is adequate and being fully
                                   utilized.

     6.   Westminster,   Tenant    Plant complex comprising approx-
          Maryland                 imately 28,000 sq. ft. of which
                                   20,000 sq. ft. is warehouse and
                                   storage, 7,300 sq. ft. is
                                   refrigeration and 700 sq. ft.
                                   is office space. The Company is
                                   a tenant at a monthly rental of
                                   $2,625 under a lease expiring
                                   September 30, 1994.  This
                                   facility is adequate and being
                                   fully utilized.

     7.   New Holland,   Tenant    Plant complex comprising approx-
          Pennsylvania             imately 12,466 sq. ft. of
                                   warehouse, coolers and offices.
                                   The Company is a tenant at a
                                   monthly rental of $3,405 under
                                   a lease expiring on August 31,
                                   1994. This facility is adequate
                                   and being fully utilized.

     8.   Rochelle Park, Tenant    Plant complex comprising approx-
          New Jersey               imately 10,000 sq. ft. of
                                   warehouse, coolers and offices.
                                   The Company is a tenant at a
                                   net monthly rental of $6,250
                                   expiring on December 31, 1995.
                                   This facility is adequate and
                                   being fully utilized.

     9.   Fort Lauderdale,Tenant   Plant complex comprising 15,556
                                   sq. ft. Florida including the
                                   Company's executive and
                                   administrative offices and its
                                   Certified Poultry & Egg
                                   foodservice operations.  The
                                   plant  includes 5,000 sq. ft.
                                   of refrigerated space, 4,608
                                   sq. ft. of dry warehouse space
                                   and 5,942 sq. ft. of operations
                                   and administrative offices.
                                   The Company is a tenant, at a
                                   monthly rental of $8,146, under
                                   a lease expiring in May 31,
                                   1999. This facility is adequate
                                   and is being fully utilized.

     10.  Atlanta,       Owner     Plant complex comprising approx-
          Georgia                  imately 5,000 sq. ft. of
                                   coolers, freezers and office
                                   space on approximately 2.5
                                   acres of land.  This facility
                                   is adequate and is being fully
                                   utilized.

     11.  Port Richey,   Tenant    Plant complex comprising approx-
          Florida                  imately 30,000 sq. ft. of which
                                   10,000 sq. ft. is refrigerated,
                                   7,000 refrigerated dock area,
                                   11,500 sq. ft. dry warehouse
                                   and 1,500 sq. ft. is office
                                   space.  The Company is a tenant
                                   at a monthly rent of $5,600
                                   until December 1994 and $9,000
                                   a month until December 1996.
                                   This facility is adequate and
                                   being fully utilized.

ITEM 3 - Legal Proceedings

There are no material pending legal proceedings (other than ordinary routine litigation incidental to the business) to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4 - Submission of Matters for Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of the executive officers of the Company as of January 29, 1994:
Name                Age  Position and Date Commenced

Malvin Avchen       60   Chief Executive Officer since April  1990

Gustave Minkin      62   President and Secretary since April 1990

Saul Zalka          59   Chief Operating Officer since April  1990

Vance Weibley       57   Executive Vice President since April 1990

Syed Jafri          49   Treasurer and Controller since April 1990

     Set forth below is a biographical description of each executive officer based on information supplied by them:

     Mr. Malvin Avchen served as Treasurer from 1969 to April 1990, and as a Director of the Company since 1972. Mr. Avchen has been a Certified Public Accountant since 1963 and is currently a member of the American Institute of C.P.A.'s and Florida Institute of C.P.A.'s.

     Mr. Gustave Minkin served as Vice President of Marketing from 1970 to April 1990, and as Director of the Company since 1972.

     Mr. Saul Zalka served as Vice President of Institutional operations from 1970 to April 1990 and as a Director of Company since 1981.

     Mr. Vance Weibley served as Vice President of Egg operations from 1971 to April 1990.

     Mr. Syed Jafri served as Controller from 1975 to present.


                                  PART II

ITEM 5 - Market For Registrant's Common Stock and Related
Stockholder Matters

a) The Company's Common Stock is listed and traded on the American Stock Exchange under the ticker symbol SNI. The sales prices for the Common Stock for each full quarterly period within the two most recent fiscal years were as follows:

           Fiscal 1994                           Fiscal 1993
                        Cash                              Cash
Quarter  HIGH    LOW  DIVIDENDS  QUARTER   HIGH    LOW  DIVIDENDS
  1     $3.38  $3.00     NONE      1      $5.25  $4.25    NONE
  2      3.13   2.63     NONE      2       4.88   4.00    NONE
  3      2.88   2.63     NONE      3       4.13   3.50    NONE
  4      2.94   2.63     NONE      4       4.00   3.00    NONE


b)   There were approximately 157 stockholders of record on April
     21, 1994. This total does not include stockholders listed with brokers or their agents in street name.

c) As of April 21, 1994, both the high and low sales prices for the Common Stock were $3.69.

ITEM 6

SELECTED FINANCIAL DATA
SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES


                                                Years  Ended
                                    January 29,    January 31,    January 31,   January 31,   January 31,
                                           1994           1993           1992          1991          1990
OPERATING RESULTS:
Sales                                   $66,098,210    $61,255,226    $68,428,646   $70,543,418   #72,635,633

Earnings (Loss) Before Income Taxes         237,950       (270,301)       371,337(c)   (370,961)   (1,618,756)(b)

Net  Earnings (Loss)                        221,950       (333,001)       354,337(c)   (352,761)   (1,677,610)(b)

Net Earnings (Loss) per share (a):

      Primary                                   .15           (.23)           .24(c)       (.22)         (.74)(b)
      Fully Diluted                             .15           (.23)           .24(c)       (.22)         (.74)(b)

Shares Used in Computation (a):
      Primary                             1,477,260      1,435,633      1,467,493     1,580,228     2,272,914
      Fully Diluted                       1,505,000      1,435,633      1,580,420     1,580,228     2,272,914

BALANCE SHEET
DATA AT YEAR END (d):

Working capital                          $5,058,817     $2,309,211     $4,536,949    $3,296,938    $4,057,187


Working capital ratio                     1.97 to 1      1.47 to 1      2.03 to 1     1.67 to 1     1.58 to 1

Total assets                             14,011,244     10,852,814     12,494,872    10,602,375    13,208,358

Long-term obligations                     5,400,235      2,880,291      4,821,238     2,818,767     3,062,500

Stockholders' equity                      3,086,968      2,812,018      3,148,097     2,740,760     3,072,419

Net book value per common share (a)            2.15           1.96           2.19          1.91          2.14

Market price per common share (a)              2.88           4.13           4.13          2.42          2.67

Shares outstanding at year end (a)        1,435,702      1,435,702      1,435,652     1,435,689     1,229,589

(a) Adjusted to reflect 3 for 2 stock split on July 26, 1991.

(b) Includes after tax termination expenses of former officers of $2,003,178 or $.88 per share.

(c) Includes after tax non-recurring expense of $47,088 or $.03 per share.

(d) There were no cash dividends paid during the five year period ended January 29, 1994.

ITEM 7 - Management's Discussion and Analysis  of Financial
Condition and Results of Operations

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
COMPANY PROFILE:

Sun City Industries, Inc. (the "Company"), is a leader in the processing and marketing of eggs along the eastern seaboard of the U.S.

The Company which began in 1949 is engaged in the processing and marketing of shell eggs and provides foodservice marketing and distribution throughout much of the eastern seaboard of the United States. The Company intends to expand its market share through internal sales growth and acquisition of related companies in the foodservice distribution business.

In 1990 the Company began a program of expansion as a foodservice distributor that now includes three centers in Florida covering Orlando and Central Florida, the West Coast of Florida and Southeast Florida from Key West to West Palm Beach. In addition, the Company has operations covering Atlanta, Ga., Baltimore, Md., Philadelphia, Pa. and metropolitan New York City.

The Company's customers include national and regional supermarkets, U.S. military installations, hotels, restaurants, airline caterers and cruise ship lines.

Sun City's goal is to build a network of foodservice companies throughout the heavily populated eastern seaboard of the United
States.

        Years Ended January 29, 1994 and January 31, 1993 and 1992

SALES:

Sales for the fiscal years 1992 through 1994 were as follows:
                                                    % Increase
     Year                 Sales                      (Decrease)

     1994            $66,098,210                          7.9%
     1993             61,255,226                        (10.5%)
     1992             68,428,646                       (  3.0%)

For the fiscal year ended January 29, 1994, consolidated sales amounted to $66.1 million, or 7.9% above the prior fiscal year. Increases of $2.8 million in the egg division and $2.0 in the foodservice division aided by stronger egg markets during the year were the key factors for the improved sales.

For the fiscal year ended January 31, 1993, consolidated sales declined $7.2 million, or 10.5%, from the prior fiscal year. Of this amount, $5.2 million resulted from a 12.2% decrease in egg market prices which in turn resulted in lower egg selling prices. The remaining $2.0 million resulted from a decrease in unit sales which were impacted by negative economic conditions that existed during the second half of the fiscal year (see "NET EARNINGS").

COST OF SALES:

Cost of sales continue to mirror the increase and decrease in sales revenues. During fiscal 1994 cost of sales rose 8.5% and for fiscal 1993, cost of sales dropped 10.4%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses as a percentage of sales for fiscal 1994, 1993 and 1992, were 5.9%, 7.2% and 6.2%.
The decrease in S, G & A for fiscal 1994 amounted to $542,447 or 12.2%. This reduction results from the Company's efforts initiated in fiscal 1993 to reduce administrative overhead which included executive salaries and the number of administrative personnel. The increase for fiscal 1993 was for the most part a direct result of the increase costs associated with the additional businesses acquired during fiscal 1992 while the Company's consolidated sales were decreasing.

INTEREST EXPENSE:

Interest expense for fiscal 1994 rose $32,092 to $422,087 reflecting a slightly higher level of borrowing during most of the year. The increase was brought about with the Company's increased participation in its Joint Venture program and two months of debt service associated with the new Gulf Coast Foodservice acquisition made in December 1993.

During fiscal 1993 interest expense was $389,995, a decrease of $87,937 or 18.4% below fiscal 1992. This was the result of a reduction in the amount of debt as well as lower interest rates throughout most of the year.

NON-RECURRING LOSSES:

During fiscal 1994 the Company had no non-recurring losses. However, the Company incurred a net non-recurring loss of $28,239 for the fiscal year ended January 31, 1993. During fiscal 1993, the Company completed the sale of three properties for a gain of $724,000. This non-recurring gain was offset by certain non-recurring losses. The Company bought out two long-term employment contracts for a total cost of $501,000. Additionally, the Company closed some of its Hawthorne, Florida operations resulting in a loss of $169,000. Losses of $82,000 were also incurred as a result of consolidating two foodservice operations into one South Florida location.


NET EARNINGS:

As a result of the benefits derived from the new egg production joint venture programs implemented during late fiscal 1993, the positive results as a consequence of the acquisition of Gulf Coast Foodservice in December 1993 and the reduced S, G & A expense, the Company's net earnings improved $554,951 from a net loss of $333,001 in fiscal 1993 to a net profit of $221,950 in fiscal 1994.

When the Company began fiscal 1993, Management expected to repeat fiscal 1992's positive performance. Management was optimistic since it had just turned the Company around after three consecutive years of losses. However, during fiscal 1993 operating profits in the egg division declined 31%, directly related to poor egg supply (quantity, quality and price) and taken together with an 18% reduction in profits from the foodservice division (the result of difficulties experienced in the Company's South Florida operations; namely Hurricane Andrew, generally poor economic conditions in the South Florida foodservice industry as well as that of the customers served), the net loss amounted to $333,001 as compared to net earnings of $354,337 for the prior fiscal year.

EARNINGS (LOSS) PER COMMON SHARE:

  Fiscal Year                   1994         1993         1993

Earnings (Loss) per common
  and common equivalent share   $.15        $(.23)        $.24

Earnings (Loss) per common
 share assuming full dilution   $.15        $(.23)        $.22

Average shares used
 in the computation -
 primary                   1,477,260     1,435,633    1,467,493

Average shares used
 in the computation -
 fully diluted             1,505,000     1,435,633    1,580,420



LIQUIDITY AND CAPITAL RESOURCES:

The Company intends to expand its market share through internal sales growth, acquisition of related companies and modernization of its egg processing operations.

During fiscal 1994 the Company:

     Expanded its credit facility with its major lender from $5 million to $6.5 million and extended the term of the loan until March 30, 1998.

     Completed the acquisition of Gulf Coast Foodservice, Inc. for an initial cash payment of $796,895.

     Increased its cash investment in egg production joint ventures by $498,000.

     Formed a real estate joint venture to construct a 26,000 square foot egg processing plant in Spring Grove, Pa., where the Company will be the sole tenant under a 15 year lease. The Company has a 14.3% equity in the joint venture for which it has invested $50,000.

Subsequent to year end, on March 18, 1994 the Company completed its first private placement offering by raising $700,000 in five year Senior Subordinated Convertible Debentures carrying a fixed 8% rate. The debentures are convertible at $3.25 per share, representing an 18.2% premium above the market price of $2.75 at the date the transaction was agreed upon.

In fiscal 1993, the Company commenced a program of upgrading the quality, quantity and consistency of its egg supply by investing in egg producing joint ventures. The size of each investment varies from a low of 15% to a maximum of 25%. At the same time the Company will be receiving 100% of the eggs produced. Through the end of fiscal 1994 and 1993, the Company had invested $670,000 and $172,000 respectively.

During fiscal 1993 the Company:

     Completed and closed the sale of three properties for a net gain of $724,000.

     Purchased two long-term employment contracts for a total cost of $501,000.

     Reduced long-term debt by $1.5 million.

     In addition, the Company has listed its Hawthorne, Florida property for sale or lease.

As part of the Company's business plan, the Company is actively engaged in the selling of its properties which no longer fulfill its primary business objectives.

During fiscal 1993, the Company sold its Carlisle, Pennsylvania property for $650,000 (all cash) and recognized a gain of $534,000, sold its Owlkill, New York property in two separate sales. The first sale in the amount of $110,000 was completed January 30, 1992 and a gain of $92,000 was recognized. The second sale in the amount of $100,000 (all cash) was completed in fiscal 1993 and a gain of $67,000 was recognized. Additionally, during fiscal 1993, the Company sold its Clermont, Florida property in the amount of $200,000 ($35,000 in cash and a $165,000 note), and recognized a gain of $123,000.

COMMITMENTS:

As of January 29, 1994, the Company had the following commitments for capital expenditures:

     As a direct result of the newly formed real estate joint venture to construct an egg processing plant whereby the Company will be the sole tenant, the Company has entered into a contract with Diamond Systems to acquire a new, state of the art, high speed (300 cases an hour) 8300 ES egg processing system. The Company will put up 25% or $185,000 and finance the balance of $560,000 with a seven year lease.

ITEM 8 - Consolidated Financial Statements and Supplementary Data



     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page

          Independent Auditors' Report                             19

          Consolidated Balance Sheets                              20

          Consolidated Statements of Operations                    21

          Consolidated Statements of Stockholders' Equity               22


          Consolidated Statements of Cash Flows                  23 - 25

          Notes to Consolidated Financial Statements             26 - 35













All financial statements schedules are omitted because of the absence of the conditions under which they are required, or because all information required to be reported is included in the Consolidated Financial Statements or notes thereto.

                       INDEPENDENT AUDITORS' REPORT



     Board of Directors and Stockholders
     Sun City Industries, Inc. and subsidiaries
     Fort Lauderdale, Florida


          We have audited the accompanying consolidated balance sheets of Sun City Industries, Inc. and subsidiaries as of January 29, 1994 and January 31, 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 29, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sun City Industries, Inc. and subsidiaries as of January 29, 1994 and January 31, 1993, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 1994, in conformity with generally accepted accounting principles.




     DELOITTE & TOUCHE
     Certified Public Accountants
     Fort Lauderdale, Florida
     April 15, 1994

                SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS





                                   January 29,  January 31, Liabilities and                    January 29,     January 31,
ASSETS                      1994        1993     Stockholders'Equity                   1994           1993
CURRENT ASSETS:                                             Current Liabilities:
Cash and equivalents          $531,608    $616,524      Accounts payable                 $4,118,900      $3,572,225
Accounts and trade notes                                      Accrued expenses                    507,714         391,210
  receivable, less allowance for                              Current portion of long-term
  doubtful accounts - $178,800                                   debt (Note D)                    551,667         938,117
  and $133,800 in 1994 and 1993,                              Income taxes payable                 16,000          40,412
   respectively (Note D)           6,285,576   4,617,380                                       ----------      ----------
Inventories (Note B and D)         2,345,759   1,626,438        Total Current Liabilities       5,194,281       4,941,964
Notes receivable-current portion      12,384     100,702
Prepaid expenses                     367,771     118,131     Deferred Compensation Payable        329,760         218,541
Investment in Joint Ventures         670,000     172,000
                                   ---------   ---------     Long-Term Debt (Note D)            5,400,235       2,880,291
  TOTAL CURRENT ASSETS            10,213,098   7,251,175
                                                             Commitments (Note F)
PROPERTY, PLANT AND EQUIPMENT
(Note D):                                                    Stockholders' Equity (Note G)
Land and improvements                150,072     187,034     Preferred stock, no par value;
Buildings and improvements           880,495     873,819       authorized 300,000 shares;
Machinery and equipment            4,082,595   3,655,959       issued - none
                                   ---------   ---------     Common stock, $.10 par value
                                   5,113,162   4,716,812       3,000,000 shares authorized;
                                                               2,276,116 shaes issued in
Less accumulated depreciation      3,228,898   2,965,947       1994 and 1993                      227,612         227,612
                                   ---------   ---------     Capital in excess of par value     1,070,286       1,070,286
                                   1,884,264   1,750,865     Retained earnings                  4,852,290       4,630,340
                                                                                                ---------       ---------
PROPERTIES HELD FOR SALE             470,000     449,000                                        6,150,188       5,928,238
                                                             Less:  Treasury Stock at cost,
LONG -TERM NOTES RECEIVABLE          134,292     146,450        840,414 shares in
                                                                1994 and 1993                  (2,692,220)     (2,692,220)
EXCESS OF PURCHASE PRICE OVER
FAIR VALUE OF NET ASSETS ACQUIRED    450,053     260,410
                                                             Loan Receivable for Common
OTHER ASSETS (Note C)                859,537     994,914       Stock sold to ESOP (Note K)       (371,000)       (424,000)
                                                                                              ------------    ------------
                                                                                                3,086,968       2,812,018
                                 ----------- -----------                                      ------------    ------------
TOTAL                            $14,011,244 $10,852,814     Total                            $14,011,244     $10,852,814
                                 =========== ===========                                      ===========     ============




See notes to consolidated financial statements.

                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Years Ended

                                                       January 29,          January 31,          January 31,
                                                           1994                 1993                1992
SALES                                                   $66,098,210          $61,255,226         $68,428,646

COSTS AND EXPENSES:

   Cost of sales                                         61,594,887           56,752,918          63,346,020
   Selling, general and administrative expenses           3,897,172            4,439,619           4,217,158
   Interest expense                                         422,087              389,995             477,932
   Other (income), net                                      (53,886)             (85,244)            (30,890)
   Non - recurring losses (Note H)                                                28,239              47,089
                                                        ------------         ------------        ------------
TOTAL COSTS AND EXPENSES                                 65,860,260           61,525,527          68,057,309
                                                        ------------         ------------        ------------
EARNINGS (LOSS) FROM  OPERATIONS
   BEFORE INCOME TAXES                                      237,950             (270,301)            371,337


PROVISION  FOR INCOME TAXES (Note E):                        16,000               62,700              17,000
                                                        ------------         ------------        ------------
NET EARNINGS (LOSS)                                     $    21,950          $  (333,001)        $   354,337
                                                        ============         ============        ============
NET  EARNINGS (LOSS) PER SHARE(Note J):

    EARNINGS (LOSS) PER COMMON AND
     COMMON EQUIVALENT SHARE                                   $.15                $(.23)               $.24
                                                              ======              =======              ======
    EARNINGS (LOSS) PER COMMON SHARE
     ASSUMING FULL DILUTION                                    $.15                $(.23)               $.22
                                                              ======              =======              ======


See notes to consolidated financial statements.

                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCK HOLDERS' EQUITY


                                                   Common Stock                             Treasury Stock
                                    Shares                   Capital in      Retained                              Loan to
                                 Outstanding    Amount     excess of par     earnings     Shares      Amount         ESOP

Balance January 31, 1991           2,276,116    $227,612     $1,070,286     $4,640,568    840,464    $2,667,706    $530,000

Payment of ESOP loan                                                                                                (53,000)

Net Income                                                                     354,337
                                  ----------   ---------     ----------     ----------   --------   -----------   ----------
Balance, January 31, 1992          2,276,116     227,612      1,070,286      4,994,905    840,464     2,667,706     477,000

Purchase of Treasury Shares                                                                16,000        74,001

Exercise of Stock Options                                                      (31,564)   (16,050)      (49,487)

Payment of ESOP loan                                                                                                (53,000)

Net Loss                                                                      (333,001)
                                  ----------   ---------      ----------     ----------  ---------   -----------  ----------
Balance, January 31, 1993          2,276,116     227,612      1,070,286      4,630,340    840,414     2,692,220     424,000

Payment of ESOP loan                                                                                                (53,000)

Net Income                                                                     221,950
                                  ----------   ---------     -----------     ----------  ---------   -----------  ----------
Balance, January 29, 1994          2,276,116    $227,612     $1,070,286     $4,852,290    840,414    $2,692,220    $371,000
                                  ==========   =========     ===========    ==========   =========   ===========  ==========


See notes to consolidated financial statements.


                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                             January 29,      January 31,      January 31,
                                                       1994                1993              1992
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Earnings (Loss)                               $221,950           $(333,001)         $354,337

ADJUSTMENTS TO RECONCILE NET EARNINGS
(LOSS) TO NET CASH (USED IN) OR PROVIDED
BY OPERATING ACTIVITIES:
   Depreciation                                       436,729             390,022           447,279
   Amortization of excess of purchase
       price over fair value of net
       assets acquired                                 15,447              12,118            12,943
   Provision for losses on accounts receivable         18,456             126,622            31,657
   (Gain)  on sale of fixed assets                                       (731,368)          (97,438)
   Change  in assets and liabilities net of
      effects from acquisitions:
  (Increase) decrease in accounts and
      trade notes receivable                         (973,071)            701,219            49,319
  (Increase) decrease in inventories                  (85,586)            297,408            46,959
  (Increase) decrease in prepaid expenses            (159,607)             23,398           (38,730)
  Decrease in income tax refund receivable                                173,568             2,552
  (Increase) in other assets                         (362,910)           (118,636)         (147,422)
  (Decrease) increase in accounts payable            (153,847)             93,568        (1,108,116)
  (Decrease) increase in accrued expenses              (6,602)            (68,583)          166,352
  (Decrease) increase in income taxes payable         (24,412)             40,412
  Increase in deferred compensation payable           111,219              82,454            12,750
                                                   -----------          ----------       -----------
TOTAL ADJUSTMENTS                                  (1,184,184)          1,022,202          (621,895)
                                                   -----------          ----------       -----------
NET CASH (USED IN) OR PROVIDED BY
OPERATING ACTIVITIES                               $ (962,234)          $ 689,201        $ (267,558)
                                                   -----------          ---------        -----------



See notes to consolidated financial statements

                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)





                                                   January 29,        January 31,        January 31,
                                                      1994                1993              1992

NET CASH (USED IN) OR PROVIDED BY
OPERATING ACTIVITIES                                $(962,234)           $  689,201            $ (267,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of fixed assets                    52,523               810,381                33,000
 Capital expenditures                                (465,278)             (558,233)           (1,071,938)
 Payment for acquisitions                            (796,895)                                   (606,559)
                                                    ----------           -----------           -----------
NET CASH (USED IN) OR PROVIDED BY
INVESTING ACTIVITIES                               (1,209,650)              252,148            (1,645,497)
                                                   -----------           -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                        2,396,677               287,500             2,292,000
 Repayments on notes receivable                       100,474                 7,848
 Principal payments on notes payable                 (463,183)           (1,741,330)             (375,355)
 Proceeds from  loan receivable from ESOP              53,000                53,000                53,000
 Proceeds from exercise of options                                           17,923
 Payment for purchase of treasury stock                                     (74,001)
                                                 ----------           -----------           -----------
NET CASH PROVIDED BY OR (USED IN)
FINANCING ACTIVITIES                                2,086,968            (1,449,060)            1,969,645
                                                    ----------           -----------           -----------
NET (DECREASE) INCREASE IN CASH AND
EQUIVALENTS                                           (84,916)             (507,711)               56,590

CASH AND EQUIVALENTS,
     Beginning of year                              616,524             1,124,235            1,067,645
CASH AND EQUIVALENTS,                               ----------           -----------           ----------
     End of year                                  $ 531,608            $  616,524           $1,124,235
                                                    ==========           ===========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
        INFORMATION:
        Cash paid during the year for
        Interest                                     $ 422,087            $ 383,167             $ 474,682
                                                    ===========          ===========            ==========
        Income taxes                                    $0                $  20,756             $  15,544
                                                    ===========          ===========            ==========


See notes to consolidated financial statements.


                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During fiscal 1994, the Company purchased a business for cash and assumption of liabilities as follows:

     Fair value of assets acquired      $1,620,523
     Cash paid                            (796,895)
                                        ___________
     Assumption of liabilities             823,628
                                          =========

In addition, the Company agreed to pay the former Gulf Coast shareholders a minimum of $200,000 based on the results of first year operations of the acquired company. The amount will be determined during fiscal 1995 and paid over a five-year period.

During fiscal 1993, the Company sold property for $200,000 as follows:

     Sales price                        $  200,000
     Cash received                      (   35,000)
                                          _________
     Mortgage receivable                $  165,000
                                          =========

During fiscal 1992, the Company purchased three businesses for cash and assumption of liabilities as follows:

     Fair value of assets acquired      $1,270,560
     Cash paid                            (606,559)
                                         _________
                                        $  664,001
     Assumption of liabilities           =========

A capital lease obligation of $166,742 was incurred during fiscal 1992 when the Company was assigned the lease for a building in connection with the O'Brien/Diversified acquisition.

During fiscal 1992, the Company sold property for $110,000 as follows:

     Sales price                         $110,000
     Cash received                        (20,000)
                                         ________
     Mortgage receivable                $  90,000
                                         ========
See notes to consolidated financial statements.

                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 29, 1994, JANUARY 31, 1993 AND JANUARY 31, 1992

A.   Significant Accounting Policies:

1) Principles of Consolidation - The financial statements include the accounts of Sun City Industries, Inc. and its subsidiaries (the "Company"). All material intercompany profits, transactions and balances have been eliminated.

2) Cash and Equivalents - Cash and equivalents include cash on hand and short-term investments purchased with a maturity of three months or less.

3) Inventories - All inventories are stated at the lower of cost (first-in, first-out method) or market.

4) Investment in Joint Ventures - Investments in the Company's egg producing joint ventures are recorded at cost. Amounts received as distributions of the operations of these joint ventures are recorded as recoveries of such cost. Any gains from the final settlement of these joint ventures are recorded only after all cost is recovered; any losses are accrued at the time such losses are reasonably estimatible. These joint ventures generally have lives of approximately one year.

5) Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets as follows:

          Land improvements             10 to 20 years
          Buildings                     17 to 33 1/3 years
          Building improvements         3 to 20 years
          Machinery and equipment       3 to 20 years

6) Excess of Purchase Price over Fair Value of Net Assets Acquired - The excess of the purchase price over the fair value of the tangible and identifiable intangible net assets acquired is being amortized over a period of twenty years using the straight-line method.

7) Income Taxes - The Company recognizes certain income and expenses in different periods for financial reporting and income tax purposes.

     During fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, effective February 1, 1993. Previously, the Company had accounted for income taxes based on Statement of Financial Standards No. 96. Adoption of SFAS 109 had no effect on the Company's fiscal 1994 operations or financial position.

                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 29,  1994, JANUARY  31, 1993 AND JANUARY 31, 1992

A.   Significant Accounting Policies (Continued):

8) Change in Accounting Period - During fiscal 1994 the Company changed its accounting period from a year ending January 31 to 13 four week accounting periods ending on the Saturday nearest to January 31.

9) Reclassification in Prior Period Statements - Certain reclassifications of prior period amounts have been made to conform with the current reporting presentation.

B.   Inventories:

     The major components of inventory are as follows:

                                                1994           1993
     Butter, dairy, and related products      $1,923,792    $1,147,272
     Eggs and packaging materials                 96,290       427,329
     Layer flocks, feed and miscellaneous         25,677        51,837
                                             -----------    ----------
          Total                               $2,345,759    $1,626,438
                                             ===========    ==========

C.   Other Assets:

     Other assets consist of the following:

                                          1994           1993

     Officers' Life Insurance      $    475,940     $  643,330
     Organizational Costs               147,477         52,625
     Non- compete Costs                  40,088         50,089
     Recoverable Deposits                30,604         61,224
     Prepaid Lease Costs                 35,183         72,898
     Other                              130,245        114,748
                                    -----------      -----------
Total                              $    859,537     $  994,914
                                    ===========      ===========


The Company pays the premiums on certain life insurance policies that insure the lives of key executives and are payable to the officers' designated beneficiaries in the event of their deaths. The policies, with total face amount of $1,660,000 have been assigned to the Company to the extent necessary to repay all premiums. The above officers' life insurance is net of a $300,000 loan against the policies.

                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED JANUARY 29, 1994, JANUARY 31, 1993 AND JANUARY 31, 1992

D.   Debt:

Long-term debt consists of the following:
                                               1994           1993
Mortgage note payable, interest at 9.5%.
Due in varying amounts through 1999,
collateralized by property with a carrying
value of approximately $429,000 at
January 29, 1994.                             $ 337,500     $  412,500

$6,500,000 line of credit; expires March
1998; collateralized by the Company's
accounts receivable, inventory and
machinery and equipment, interest at 2.25%
over prime (8.25% at
January 29, 1994).                            4,966,666      3,091,666

Notes payable, interest at 7.5%.  Due in equal
installments through 1995.  Collateralized by
machinery and leasehold improvements with a
carrying value of approximately $240,000
at January 29, 1994.                            195,969        239,595

Notes payable, interest at 7.2%.   Due in
installments through October 1996.
Collateralized by truck with a carrying
value of approximately $22,000 at
January 29, 1994.                                20,625         28,125

Notes payable to former Gulf Coast
shareholders.  Due in equal installments
over the next five years.                       200,000            -

Notes payable, interest at the lender's
commercial base plus 1.5% (8% at January 29,
1994).  Due in installments through March 1997.
Collateralized by machinery and equipment
with a carrying value of approximately
$36,000 at January 29, 1994.                     28,952            -

Notes payable, interest at 8%.  Due in
installments through December 1995.
Collateralized by trucks with a carrying
value of approximately $35,000 at
January 29, 1994.                                35,432            -

Notes payable, interest at 7.2%.  Due in installments
through July 1997.  Collateralized by trucks with a
carrying value of approximately $54,000 at
January 29, 1994.                                51,523            -

                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED JANUARY 29, 1994, JANUARY 31, 1993 AND JANUARY 31, 1992

D.   Debt  (Continued) :
                                             1994         1993
Notes payable,  interest at prime lending
rate plus 1.5% (7.5% at January 29,1994).
Due in installments through December 1998.
Collateralized by machinery and equipment
with a carrying value of $55,000 at
January 29, 1994.                           30,573         -

Notes payable, interest at 7%.  Due in
installments through October 1994.  Col-
lateralized by layer flocks with a carry-
ing value of $184,000.                      84,662         -

Notes payable, interest at the lender's
commercial base plus 1.5%.                     -          28,800

Notes payable, interest rates ranging from
12% to 14.5%.                                  -           5,722

Revolving note payable, interest at bank's
prime rate.                                    -          12,000
                                         ------------   -----------
Total debt                                5,951,902    3,818,408
Less current portion                        551,667      938,117
                                         ------------   -----------
Total long-term debt                     $5,400,235   $2,880,291
                                         ===========    ===========

     The above mortgage and line of credit contain certain restrictive covenants, the more significant of which require the Company to maintain certain minimum levels of working capital, net worth and net tangible assets. During fiscal 1994, the line of credit facility was expanded from $5 million to $6.5 million and the term was extended to March 30, 1998.

     The aggregate maturities of long-term debt are as follows:

          Fiscal Year ending
               1995                          551,667
               1996                          587,522
               1997                          395,368
               1998                          373,176
               1999                        4,044,166
                                         -----------
               Total                      $5,951,902
                                         ===========

                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED JANUARY 29, 1994,  JANUARY 31, 1993 AND JANUARY 31,1992

E.   Income Taxes:

During fiscal 1994, the Company adopted SFAS 109, Accounting for Income Taxes, effective February 1, 1993. Under SFAS 109, deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions and operating loss carryforwards. A valuation allowance is recognized to reduce net deferred tax assets to the amounts that are more likely than not to be realized.

The deferred tax balance at January 29, 1994 consists of:


                                     Assets  Liabilities       Total
Excess tax amortization for        $124,700       -         $124,700
 non-compete agreement

Tax loss carryforwards              626,100       -          626,100

Accelerated depreciation for
 tax purposes                          -      $(166,400)    (166,400)

Allowance for bad debts              60,800       -           60,800

Capitalization for tax purposes
 of inventory related costs          28,700       -           28,700

Deferred compensation               112,100       _          112,100

Less: Valuation allowance          (786,00)       -         (786,000)
                                   --------  ------------   ---------
Total                              $166,400   $(166,400)        $0
                                   ========  ============   =========


The valuation allowance as of January 29, 1994 and January 31, 1993 was $786,000 and $869,000, respectively.

The provision for income taxes is comprised of the following:

                       1994           1993            1992

State:
     Current         $16,000       $62,700        $17,000
                    --------       -------        -------
Total                $16,000       $62,700        $17,000
                    ========       =======        =======

                 SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 29, 1994, JANUARY 31, 1993 AND JANUARY 31, 1992

Reconciliations of the effective income tax rates to the U.S. statutory rates are summarized as follows:
                                     1994     1993      1992
          Statutory rate             34.0%   (34.0)%    34.0%

          Reduction in valuation
             allowance              (34.8)

          Net operating loss carryovers       39.7     (33.7)

          Amortization of excess of
           purchase price over fair
           value of net assets
           acquired                  (2.8)     1.9       1.2

          State income taxes          4.4     15.3       3.0

          Other                       0.3      0.3       0.1
                                     ------  ------    ------
          Total                       6.7%    23.2%      4.6%
                                    ======  =======    ======

     The Company estimates that, after filing its 1993 tax return, it will have tax loss carryforwards of approximately $1,841,000 expiring in the years 2005 through 2008.

F.   Commitments

Lease Commitments - Aggregate minimum rental commitments at January 29, 1994 are $2,536,211. Minimum annual rentals are payable as follows:
                                     Delivery
                         Buildings    and other
Fiscal Years ending      and land     equipment    Total

     1995                $ 291,605   $ 451,317  $ 742,922
     1996                  260,884     382,397    643,281
     1997                  242,400     283,876    526,276
     1998                  145,914     215,143    361,057
     1999                  145,914     116,761    262,675
     Total              $1,086,717  $1,449,494 $2,536,211
                        ==========   ==========  ==========

The above amounts include rentals under renewal options where management contemplates, with a high degree of assurance, that the option will be exercised. Lease terms require, in certain instances, that the Company pay property taxes, insurance, mileage charges and maintenance cost on the leased property. Rent expense for the years ended January 29, 1994, January 31, 1993 and January 31, 1992 was $912,773, $1,050,650 and 1,090,634,
respectively, excluding mileage charges and other executory costs. These expenses are included in selling, administrative, and general expenses in the accompanying consolidated statements of operations.

                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED JANUARY 29, 1994, JANUARY 31, 1993 AND JANUARY 31, 1992


G.   Stockholders' Equity:

1)   1982 Stock Option Plan -

     In June 1982, the stockholders approved an incentive stock option plan for officers and key employees. Under the plan, options for 295,313 common shares could have been granted to purchase common shares at no less than 100% of the fair market value at date of grant. The options terminated except to a limited extent, in the event of retirement, disability, death of the optionee or termination of employment.

     During fiscal 1993, options for 15,150 were exercised at $1.074 per share. No options were exercised during fiscal 1992.

     Options granted under the plan were exercisable at $1.074 per share and became exercisable at the rate of 20% each year beginning one year after date of grant and expired June 1992.

2)   1990 Stock Option Plan -

     In June 1990, the stockholders approved another incentive stock option plan for officers, directors, and key employees. Under the plan, options for 262,500 common shares may be granted to purchase common shares at no less than 100% of the fair market value at date of grant. Options terminate, except to a limited extent, in the event of retirement, disability, death of the optionee or termination of employment.

     Options granted under the plan are exercisable at various amounts per share and become exercisable at the rate of 20% each year beginning one year after date of grant and expire ten years after date of grant.

     As of January 29, 1994, January 31, 1993 and January 31, 1992, 262,500
     shares of common stock were reserved under the plan; 30,000 options were granted at $2.875 per common share with a grant date of December 6, 1993, 22,500 options were granted at $3.50 per common share with a grant date of August 28, 1991; 234,000 options were granted at $1.833 per common share with a grant date of November 7, 1990. During fiscal 1994, no options were exercised and 41,250 were canceled. During fiscal 1993, 900 options were exercised and 3,600 options were canceled. No options were exercised or canceled during fiscal 1992. At January 29, 1994, options for 240,750 shares were outstanding and 121,950 shares were exercisable.

                    SUN CITY INDUSTRIES, INC.  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED JANUARY 29, 1994, JANUARY 31, 1993  AND JANUARY 31, 1992

H.   Non-Recurring Losses:

     During fiscal 1993, the Company completed the sale of three properties for a gain of $724,000. This non-recurring gain was offset by the following non-recurring losses:

          The Company bought out two long-term employment contracts for a
          total of $501,000.   Additionally, the Company closed its
          Hawthorne, Florida operations resulting in a loss of $169,000. Losses of $82,000 were also incurred as a result of streamlining two foodservice operations into one South Florida location.

     During fiscal 1992, the Company closed one of its foodservice locations due to low profitability levels. As a result, a loss of $138,000 was incurred. This loss was partially offset by a $91,000 gain on the sale of a parcel of land and improvements in New York.

I.   Acquisitions:

     Effective December 6, 1993 the Company acquired substantially all the assets and liabilities of Gulf Coast Food Distributors, Inc. ("Gulf Coast") which was accounted for by the purchase method of accounting. Gulf Coast is a foodservice company serving a broad range of customers. Product lines include produce, meats, seafood, dairy, groceries, and paper products. The initial purchase price consisted of the acquisition of 1,620,523 in assets payable $796,895 in cash and the assumption of $823,628 in liabilities. The results of operations of Gulf Coast are included in the consolidated statements of operations from the date of acquisition.

     The following unaudited pro forma consolidated results of operations give effect to the acquisition of Gulf Coast as though it had occurred on February 1, 1992:

     Fiscal Years Ended                 1994            1993
     Sales and operating revenues    $77,206,693     $74,549,849

     Net earnings (loss)             $   282,737     $  (314,055)

     Earnings (loss) per share:
          Primary                           $.19           $(.22)

          Fully Diluted                     $.19           $(.22)

     The unaudited pro forma information is not necessarily indicative of results of operations that would have occurred had the purchase been made at February 1, 1992, or of future results of operations of the Company.

                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED JANUARY 29, 1994, JANUARY 31, 1993 AND JANUARY 31, 1992

I.   Acquisitions (Continued):

The initial purchase price was funded through borrowings under the Company's revolving credit and term loan agreement. The Company is also obligated to pay an additional amount to the sellers to be determined as $2 for every $1 of the first year's pre-tax profits of Gulf Coast, such additional consideration being subject to a minimum of $200,000 and a maximum of $700,000. Further additional consideration above the amount of $700,000 is provided for, at an amount of $.50 for every $1 of the first year's pre-tax profits of Gulf Coast in excess of $350,000. The excess of the purchase price over the fair value of the tangible and identifiable intangible net assets acquired is being amortized over a period of twenty years using the straight-line method.

J.   Net Earnings (Loss) Per Share:

Net earnings (loss) per common share and common equivalent share is based on the treasury stock method computed by dividing net earnings (loss) by the weighted average number of common shares outstanding including common stock equivalents for dilutive stock options and average market prices.

The average shares used in calculating net income per common share were 1,477,260 for the year ending January 29, 1994. In June 1991, the Board of Directors approved a 3 for 2 stock split, effected in the form of a stock dividend payable July 26, 1991 to shareholders of record July 19, 1991. Accordingly, all amounts per share for the year ending January 31, 1992 included in the consolidated financial statements have been retroactively adjusted to reflect the split. The average shares used in calculating net earnings per common and common equivalent share restated to reflect the stock split were 1,467,493 for the year ending January 31, 1992. The average shares used in calculating fully diluted earnings per share were 1,580,420 for the year ending January 31, 1992.

Common stock equivalents were excluded from the calculation of net loss per share for the year ending January 31, 1993 because the effect would have been antidilutive.

K.   Employee Benefit  Plans:

The Company has established an Employee Stock Ownership Plan ("ESOP") to acquire shares of the Company's stock for the future benefit of its employees. The ESOP covers all permanent employees who satisfied the age and length of service requirements. The Company contributes, at the discretion of the Board of Directors, a portion of its net earnings annually. During fiscal 1994, 1993 and 1992, the Company contributed $120,000, $82,000, and $120,000 to the plan, respectively. During fiscal 1991, the Company sold 187,500 shares of its common stock to the ESOP for $531,125 financed with a ten year $530,000 term loan with interest at 2.75% over prime and contributed $120,000 to the plan.

                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED JANUARY 29, 1994, JANUARY 31, 1993 AND JANUARY 31, 1992


L.   Segment Reporting and Significant Customers:

     The Company is principally engaged in the business of distributing basic food products. Revenues from the Company's customers, which includes national and regional supermarket chains and various United States military installations, were as follows for the three fiscal years:

               Sales               1994      1993      1992

               Egg division        47.9%     48.3%     52.8%

               Foodservice         51.7      51.0      46.7

               Other marketing      1.4        .7        .5

     During fiscal years ended January 29, 1994 and January 31, 1993 and January 31, 1992, sales to the Company's major customer were 10.4%, 11.2% and 13.6% respectively of consolidated sales.

M.   Subsequent Event:

     On March 18, 1994 the Company completed a private placement offering by raising $700,000 in five year Senior Subordinated Convertible Debentures carrying a fixed rate of 8%. The debentures are convertible into common stock at $3.25 per share.

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

                                    PART III

     Pursuant to General Instruction G (3) of Form 10-K, the information called for by Items 10,11,12, and 13 of this Part III is hereby incorporated by reference from the Registrant's definitive proxy statement relating to Registrant's Annual Meeting of Stockholders to be held on June 24, 1993 (hereinafter referred to as the "Proxy Statement"). The aforementioned information shall be set forth under the following captions in the Proxy
Statement:

ITEM 10 - Directors and Executive Officers of the Registrant

     See "Election of Directors", "Nominees; Current Board Members" "Executive Officers", and "Compliance with Section 16 (a) of the Exchange Act".

ITEM 11 - Executive Compensation

     See "Executive Compensation and Other Information" and "Information Concerning the Board of Directors and Its Committees - Directors'
Compensation".

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

     See "Certain Information as to Security Ownership", "Security Ownership of Management", and "Outstanding Stock and Voting at the Meeting".

ITEM 13 - Certain Relationships and Related Transactions

     See "Certain Relationships and Related Transactions".

                                    Part IV

ITEM 14a - Exhibits, Financial Schedules, and Reports on Form 8-K

     The following documents are filed with, and as part of, this Annual Report on Form 10-K.

          (1)  Consolidated Financial Statements

               The Index to the consolidated financial statements has been included as part of Item 8 hereof.

          (2)  Exhibits

               (a)    See Exhibits Index on the next  page.

                                 EXHIBITS INDEX

          Exhibits

No. (3)   Articles of Incorporation and By-laws.

          There have been no changes in the articles of incorporation or by-law since our filing with the Securities and Exchange Commission, Washington, D.C. under the Securities Act of 1933 in the June 1966 registration statement, 2-24901.

No. (4) Instruments defining the rights of security holders, including indentures.

          There are no obligations in existence that would require disclosure of such instruments.

No. (9)   Voting trust agreement.

No. (10)  Material contracts.

          During the current year, there were no material contracts.

No. (11)  Statement re: Computation of per share earnings.

          Included in our 1994 Annual Report on Form 10-K, pages 15 and 21, and page 34 (note J) as filed with the Securities and Exchange Commission.

No. (12)  Statement re: Computation of ratios.

          The Company has no requirement for the reporting of such ratios.

No. (13) Annual report to security holders, Form 10-Q or quarterly report to security holders.

          All such reports have been filed with the Securities and Exchange Commission, Washington, D.C. for all periods, including the year ended January 29, 1994.

No. (16)  Letter re: Changes in certifying accountant.

          There have been no letters regarding change in certifying accountant.

No. (18)  Letter re: Change in Accounting Principles.

          There have been no changes in accounting principles.

No. (19)  Previously Unfiled Documents.

          There are no unfiled documents.

No. (22)  Subsidiaries of the Registrant.

          Filed as Exhibit number 1, Form 8, Amendment number 2, fiscal year ended January 31, 1986.

No. (23) Published report regarding matters submitted to vote of security holders.

          All such reports requiring vote by security holders are filed with the Securities and Exchange Commission, including in our Annual Proxy for security holders.

          At the last annual meeting of security holders, the vote was for the election of the Board of Directors and appointment of Auditors, both of which were uncontested.

No. (24)  Consents of Experts and Counsel.

          All such consents have been filed with the Securities and Exchange Commissions as follows:

          Auditors: Each Annual Report, Form 10-K and the Registration Statements of June 1966 and February 1972.

          Counsel: Included in the Registration Statements of June 1966 and February 1972.

No. (25)  Power of Attorney.

          Power of attorney has not been used in any filing with the Securities and Exchange Commission.

No. (28)  Additional Exhibits.

          There are no additional exhibits to be filed.

No. (29) Information from reports furnished to state insurance regulatory authorities.

          There are no such reports required to be filed.

ITEM 14b - Reports on Form 8-K

          On December 6, 1993 the registrant filed Form 8-K for the acquisition of the business assets of Gulf Coast, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Sun City Industries, Inc. has duly caused this report to be signed on its behalf by the undersized, thereunto duly authorized.




April 27, 1994                     __________________________
                                         Malvin Avchen
                                    Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                  Title                     Date



____________________
Malvin Avchen            Chief Executive Officer     April 27, 1994
                              and Director


____________________
Gustave Minkin           President and Director      April 27, 1994



____________________
Syed Jafri               Treasurer and Controller    April 27, 1994



____________________
Saul Zalka               Chief Operating Officer     April 27, 1994
                         and Director