Form 10-Q
period 1994-04-30
SUN CITY INDUSTRIES INC
filed 1994-06-13
CIK 95302

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.   20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                      OF THE SECURITIES EXCHANGE ACT OF 1934



          For Quarter April 30, 1994        Commission File no.   1-6914



                             SUN CITY INDUSTRIES, INC.
              (Exact name of registrant as specified in its charter)



                   Delaware                           59-0950777
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification No.)



        5545 N.W. 35 Ave. Fort Lauderdale, FL                 33309
       (Address of principal executive offices)             (Zip Code)



     Registrant's telephone number, including area code     (305) 730-3333



Same Name; Former Address - 8600 Doral Blvd., #304, Miami, Florida 33166 Former name, former address and former fiscal year, if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X     No_____
FINANCIAL INFORMATION

The consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 1994.

The results of operations for the three-month period ended April
30, 1994, are not necessarily indicative of results to be expected for the entire year ending January 28, 1995.















































                    SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       Three Months Ended
                                                   April 30,         May 1,
                                                     1994             1993
Cash Flows From Operating Activities:
   Net earnings                                     $86,648          $56,773

Adjustments To Reconcile Net Earnings
To Net Cash (Used In) Or Provided By
Operating Activities:

   Depreciation                                     121,094          104,233
   Amortization of excess of purchase price
      over fair market value of net assets
      acquired                                        6,773            1,639
   Provision for losses on accounts receivable       (3,055)          38,192

   Change in assets and liabilities:

   (Increase) decrease in accounts
      and trade notes receivable                    580,031         (841,361)
   (Increase) decrease in inventories                53,044          (69,648)
   (Increase) in prepaid expenses                   (31,765)         (23,680)
   (Increase) decrease in other assets             (168,704)        (290,469)
   (Decrease) increase in accounts payable       (1,440,548)         (94,799)
   (Decrease) increase in accrued expenses          362,219          (34,433)
   (Decrease) increase in income taxes payable      (11,850)           3,687
    Increase in deferred compensation payable        28,600           30,002

      Total Adjustments                            (504,161)      (1,176,637)

Net Cash (Used In) Or Provided By
Operating Activities                            $  (417,513)     $(1,119,864)


                    SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                       Three Months Ended
                                                   April 30,         May 1,
                                                     1994             1993
Net Cash (Used In) Or Provided By
Operating Activities                         $     (417,513)     $(1,119,864)

Cash Flows From Investing Activities:
   Capital expenditures                            (106,322)         (83,553)

Net Cash (Used In) Or Provided By
Investing Activities                               (106,322)         (83,553)

Cash Flows From Financing Activities:
   Proceeds from notes payable                      732,744        1,150,000
   Repayments on notes receivable                     2,993          104,482
   Principal payments on notes payable             (441,043)        (102,288)

Net Cash Provided By Or (Used In)
Financing Activities                                294,694        1,152,194

Net (Decrease) Increase In Cash
   and Equivalents                                 (229,141)         (51,223)

Cash and Equivanents, Beginning of Year             531,608          616,524

Cash and Equivalents, End of Year                $  302,467       $  565,301



















                    SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                       Three Months Ended

                                                    April 30,         May 1,
                                                      1994             1993
Sales                                             $19,671,388      $17,325,417

Costs and Expenses

  Cost of sales                                    18,200,560       16,197,051
  Selling, general and administrative expenses      1,254,738          982,112
  Interest expense                                    134,457           95,306
  Other (income), net                                  (9,165)         (12,825)
                                                   ----------       ----------
Total Costs and Expenses                           19,580,590       17,261,644
                                                   ----------       ----------

Earnings From Operations
   Before Income Taxes                              $  90,798        $  63,773


Provision For Income Taxes                              4,150            7,000
                                                   ----------        ----------
Net Earnings                                        $  86,648        $  56,773
                                                   ==========        ==========


Earnings Per Common And
    Common Equivalent Share                             $ .06            $ .04
                                                        =====            =====

Earnings Per Common Share
    Assuming Full Dilution                              $ .05            $ .04
                                                        =====            =====








                    SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS


          ASSETS                                                                      April 30, 1994      May 1, 1993
          CURRENT ASSETS:
          Cash and equivalents                                                         $  302,467          $  565,301
          Accounts and trade notes receivable,
            less allowance for doubtful accounts
            $176,000 and $172,000 in 1994 and 1993, respectively                        5,708,600           5,408,883
          Inventories                                                                   2,292,715           1,696,086
          Notes receivable - current portion                                               12,664              11,665
          Prepaid expenses                                                                399,536             141,811
          Investment in Joint Ventures                                                    646,500             371,274


             Total Current Assets                                                       9,362,482           8,195,020

            Properties, Plant and Equipment:
            Land and improvements                                                         159,058             157,235
            Buildings and improvements                                                    985,774             888,565
            Machinery and equipment                                                     4,186,766           3,754,236

                                                                                        5,331,598           4,800,036
          Less accumulated depreciation                                                 3,414,420           3,064,851

                                                                                        1,917,178           1,735,185
          Property Held For Sale                                                          422,314             444,000
          Long-Term Notes Receivable                                                      131,019             142,670
          Excess of Purchase Price over Fair Market Value of Net Assets                   443,280             258,771
          Other Assets                                                                  1,051,741           1,086,109

          Total                                                                       $13,328,014         $11,861,755

          Liabilities and Stockholders' Equity                                       Arpil 30, 1994       May 1, 1993

          CURRENT LIABILITIES:
            Accounts payable                                                          $ 2,678,352         $ 3,477,426
            Accrued expenses                                                              869,933             356,777
            Current portion of long-term debt                                             522,085             910,403
            Income Taxes Payable                                                            4,150              44,099

                Total Current Liabilities                                               4,074,520           4,788,705

          Deferred Compensation Payable                                                   358,360             248,543

          Long-Term Debt                                                                5,721,518           3,955,717
          Commitments                                                                        -                   -
          Stockholders' Equity:
          Preferred stock, no par value; authorized 300,000 shares; issued - none            -                   -
          Common stock, $.10 par value; 3,000,000 shares authorized:
             2,276,116 shares issued in 1994 and 1993, respectively                       227,612             227,612
          Capital in excess of par value                                                1,070,286           1,070,286
          Retained earnings                                                             4,938,938           4,687,112
                                                                                        6,236,836           5,985,010

          Less, Treasury Stock at cost, 840,414 shares in 1994 and 1993                (2,692,220)         (2,692,220)
          Loan Receivable for Common Stock sold to ESOP                                  (371,000)           (424,000)

                                                                                        3,173,616           2,868,790

          Total                                                                       $13,328,014         $11,861,755

Sun City Industries, Inc. and Subsidiaries

RESULTS OF OPERATIONS

During the three months ended April 30, 1994 sales revenues increased $2.3 million or 13.5% to $19,671,388 versus $17,325,417 reported for the like quarter a year ago. Sales jumped $3,284,513 in the foodservice division, as a result of a 32.4% increase in unit sales while sales in the egg division decreased 10.9% or $952,810. This decrease resulted from an 8.2% reduction in egg market prices, offsetting a 2.3% increase in egg unit sales.
                                                                 %Increase
          Division          1994                1993             (Decrease)

          Foodservice    $11,781,356         $ 8,496,843            38.7%
          Eggs             7,818,256           8,771,066           (10.9%)
          Other               71,776              57,508            24.8%
                         -----------         -----------         ---------
                         $19,671,388         $17,325,417            13.5%
                         ===========         ===========         =========


Net earnings amounted to $86,648 or $.06 per share, reflecting a 53% improvement as compared to the $56,773 and $.04 per share reported for the first quarter of last year. Profitability from operations was 42% greater than a year ago, reflecting a marked improvement in the foodservice division, offset in part by increases in selling, general and administrative costs and in interest expense.

OTHER DISCLOSURES:

INCOME TAXES

Effective February 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS109) "Accounting for Income Taxes" which supersedes Statement of Financial Accounting Standards No. 96 "Accounting for Income Taxes". Statement No. 109 requires the recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The adoption of Statement No. 109 had no impact on the Company's financial statements.

SALES OF UNREGISTERED SECURITIES (DEBT OR EQUITY)

On March 18,1994 the Company completed a private placement offering by raising $700,000 in five year Senior Subordinated Convertible Debentures carrying a fixed rate of 8%. The debentures are convertible in common stock at $3.25 per share.


























                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              SUN CITY INDUSTRIES, INC.
                                                     REGISTRANT





DATE:     June 13, 1994                       Malvin Avchen
                                              Malvin Avchen, C.E.O.




DATE:     June 13, 1994                       Syed Jafri
                                              Syed Jafri, Treasurer


The financial statements for the three months ended April 30, 1994 and May 1, 1993, respectively, are unaudited but are prepared in conformity with accounting principles used at our last fiscal year end and include all adjustments which the Company considers necessary for a fair presentation.