Form 10-Q
period 1994-07-30
SUN CITY INDUSTRIES INC
filed 1994-09-13
CIK 95302

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.   20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934



       For Quarter July 30, 1994       Commission File no.   1-6914



                         SUN CITY INDUSTRIES, INC.
          (Exact name of registrant as specified in its charter)



           Delaware                                           59-0950777
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)



 5545 N.W. 35 Ave. Fort Lauderdale, FL                             33309
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number, including area code (305) 730-3333




Same Name; Former Address-8600 Doral Blvd., #304, Miami, FL 33166
Former name, former address and former fiscal year, if changed since last report.


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

The results of operations for the six-month period ended July 30, 1994, are not necessarily indicative of results to be expected for the entire year ending January 28, 1995.



































                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

ASSETS                                                                        July 30, 1994           January 29,1994
CURRENT ASSETS:
Cash and equivalents                                                            $ 550,981                $  531,608
Accounts and trade notes receivable, less allowance for doubtful
   accounts-$195,000 and $178,800, respectively                                 4,685,680                 6,285,576
Inventories                                                                     2,059,116                 2,345,759
Notes receivable - current portion                                                 12,951                    12,384
Prepaid expenses                                                                  485,768                   367,771
Investment in joint ventures                                                      864,000                   670,000

      Total Current Assets                                                      8,658,496                10,213,098

   Property, Plant and Equipment:
   Land and improvements                                                          159,058                   150,072
   Buildings and improvements                                                     950,405                   880,495
   Machinery and equipment                                                      4,268,768                 4,082,595
                                                                                5,378,231                 5,113,162


   Less accumulated depreciation                                                3,459,035                 3,228,898
                                                                                1,919,196                 1,884,264

Properties held for sale                                                          415,740                   470,000
Long Term Notes Receivable                                                        127,672                   134,292
Excess of Purchase Price Over Fair Market Value of Net Assets                     434,987                   450,053
Other Assets                                                                    1,246,337                   859,537

Total                                                                         $12,802,428               $14,011,244




LIABILITIES AND STOCKHOLDERS' EQUITY                                          July 30, 1994           January 29, 1994

CURRENT LIABILITIES:
   Accounts payable                                                           $ 2,140,029                $4,118,900
   Accrued expenses                                                             1,074,581                   507,714
   Current portion of long-term debt                                              568,992                   551,667
   Income Taxes Payable                                                             7,290                    16,000

      Total Current Liabilities                                                 3,790,892                 5,194,281

Deferred Compensation Payable                                                     386,960                   329,760

Long-Term Debt                                                                  5,311,719                 5,400,235

Stockholders' Equity:
   Preferred stock, no par value; authorized 300,000 shares; issued - none
   Common stock, $.10 par value; 3,000,000 shares authorized:
      2,276,116 shares issued, respectively                                       227,612                   227,612
   Capital in excess of par value                                               1,070,286                 1,070,286
Retained earnings                                                               5,025,179                 4,852,290
                                                                                6,323,077                 6,150,188

   Less, Treasury Stock at cost 840,414 shares                                 (2,692,220)               (2,692,220)
   Loan Receivable for Common Stock sold to ESOP                                 (318,000)                 (371,000)

                                                                                3,312,857                 3,086,968

TOTAL                                                                         $12,802,428               $14,011,244

                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                             Six Months Ended                Three Months Ended
                                                         July 30,       July 31,         July 30,        July 31,
                                                          1994            1993             1994            1993
Sales                                                   $35,020,582   $31,857,710       $15,349,194   $14,532,293
Costs and Expenses
   Costs of sales                                        32,141,426    29,722,758        13,940,866    13,525,707
   Selling, general and administrative expenses           2,427,943     1,838,355         1,173,205       856,243
   Interest expense                                         286,794       196,816           152,337       101,510
    Other (income), net                                     (15,760)      (29,376)          ( 6,595)      (16,551)

Total Costs and Expenses                                 34,840,403    31,728,553        15,259,813    14,466,909


Earnings Before Income Taxes                            $   180,179   $   129,157       $    89,381   $    65,384


Provision For Income Taxes                                    7,290        14,000             3,140         7,000



Net Earnings                                             $  172,889    $  115,157         $  86,241     $  58,384





Earnings Per Common And Common Equivalent Share          $      .12    $      .08         $     .06    $     .04


Earnings Per Common Share Assuming Full Dilution         $      .11    $      .08         $     .06    $     .04

                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                           Six Months Ended
                                                      July 30,         July 31,

                                                        1994             1993
Cash Flows From Operating Activities:
   Net Earnings                                   $   172,889       $   115,157

Adjustments To Reconcile Net Earnings
To Net Cash Provided By Or (Used In)
Operating Activities:
   Depreciation                                       240,137           210,486

   Amortization of excess of purchase price
     over fair market value of net assets
     acquired                                          15,066               744

   Provision for losses on accounts
     receivable                                        81,307            69,056


Change In Assets And Liabilities:

   Decrease (increase) in accounts and
     trade notes receivables                        1,524,642          (239,924)
   Decrease (increase) in inventory                   286,643           (90,605)
   (Increase) in prepaid expenses                    (117,997)         (231,530)
   (Increase) in investment in joint ventures        (194,000)         (362,000)
   (Increase) in other assets                        (386,800)          (46,531)
   (Decrease) in accounts payable                  (1,978,871)         (463,301)
   Increase in accrued expenses                       566,867           252,088
   (Decrease) in income taxes payable                 ( 8,710)          (26,412)
   Increase in deferred compensation payable           57,200            60,002

      Total Adjustments                                85,484          (867,927)

Net Cash Provided By Or (Used In)
Operating Activities                              $   258,373         $(752,770)

                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)



                                                       Six Months Ended
                                                 July 30,          July 31,
                                                   1994              1993

Net Cash Provided By Or (Used In)
Operating Activities                           $  258,373         $(752,770)

Cash Flow From Investing Activities:
  Capital expenditures                           (220,809)         (145,125)

Net Cash (Used In) Investing Activities:         (220,809)         (145,125)

Cash Flows From Financing Activities:
   Principal payments on Long-term Debt          (803,935)         (529,777)
   Proceeds from Long-term Debt                   732,744         1,229,400
   Proceeds from loan to ESOP                      53,000            53,000

Net Cash (Used In) Or Provided By
Financing Activities                              (18,191)          752,623

Net Increase (decrease) In Cash
  And Equivalents                                  19,373          (145,272)

Cash And Equivalents, Beginning of year           531,608           616,524

Cash And Equivalents, End of Year             $   550,981       $   471,252


<CAPTIONS>
Sun City Industries, Inc. and Subsidiaries

RESULTS OF OPERATIONS

During the six months ended July 30, 1994 sales revenues increased $3.2 million or 9.9% to $35,020,582 versus
$31,857,710 reported for the like period a year ago.  Sales rose $5,846,754, an increase of 37.7% in the foodservice division, while sales in the egg division decreased $2,638,475 or 16.3% to $ 13,519,237.  The decrease in egg division sales results primarily from a 9.1% reduction in egg market prices.
                                                       %Increase
          Division Sales         1994                1993             (Decrease)

          Foodservice         $21,361,007         $15,514,253            37.7%

          Eggs                 13,519,237          16,157,712           (16.3%)

          Other                   140,338             185,745           (24.4%)
                         -----------         -----------         ---------
                         $35,020,582         $31,857,710             9.9%
                         ===========         ===========         =========


Sun City's six months earnings jumped 50.1% to $172,889 or $.12 per share versus $115,157 or $.08 per share for the six month period a year ago.  Earnings for the second quarter improved 47.7% to $86,241 or $.06 per share compared to $58,384 or $.04 per share reported for the same quarter last year.

The company's solid second quarter was led by a sharp improvement in the egg division's operating profits as compared to a relatively weaker first quarter.  The foodservice division also continued its significant improvement in its  operating results.  Overall, profit from operations jumped 43% to $466,293, up $140,320 from a year earlier.

To help fund the company's growth, borrowings have increased over the prior year and when coupled with higher interest rates, interest expense rose from $196,816 to $286,114 for the first half of the fiscal year.

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

<\CAPTIONS>






         THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
       FROM SUN CITY INDUSTRIES, INC. FINANCIAL STATEMENTS F.P.E 07-30-94
        AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL
                                  STATEMENTS.





Item Number          Item Description

5-02(1)              Cash and cash items                                 550,981
5-02(2)              Marketable securities                                 -0-
5-02(3)(a)(1)        Notes and accounts receivable-trade               4,893,631
5-02(4)              Allowances for doubtful accounts                    195,000
5-02(6)              Inventory                                         2,059,116
5-02(9)              Total current assets                              8,658,496
5-02(13)             Property, plant and equipment                     5,378,231
5-02(14)             Accumulated depreciation                          3,459,035
5-02(18)             Total asset                                      12,802,428
5-02(21)             Total current liabilities                         3,790,892
5-02(22)             Bonds, mortgages and similar debt                 5,311,790
5-02(28)             Preferred stock mandatory redemption                  -0-
5-02(29)             Preferred stock-no mandatory redemption               -0-
5-02(30)             Common stock                                        227,612
5-02(31)             Other stockholders' equity                        3,085,245
5-02(32)             Total liabilities and stockholders' equity       12,802,428
5-02(b)1(a)          Net sales of tangible products                   35,020,582
5-03(b)1             Total revenues                                   35,020,582
5-03(b)2(a)          Cost of tangible goods sold                      32,141,426
5-03(b)2             Total costs and expenses applicable to sales and revenue 34,840,403
5-03(b)3             Other costs and expenses                          2,698,977
5-03(b)5             Provision for doubtful accounts and notes            81,307
5-03(b)(8)           Interest and amortization of debt discount          286,794
5-03(b)(10)          Income before taxes and other items                 180,179
5-03(b)(11)          Income tax expense                                    7,290
5-03(b)(14)          Income/loss continuing operations                   172,889
5-03(b)(15)          Discontinued operations                               -0-
5-03(b)(17)          Extraordinary items                                   -0-
5-03(b)(18)          Cumulative effect-changes in accounting principles    -0-
5-03(b)(19)          Net income or loss                                  172,889
5-03(b)(20)          Earnings per share-primary                              .12
5-03(b)(20)          Earnings per share-fully diluted                        .11






                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              SUN CITY INDUSTRIES, INC.
                                                     REGISTRANT





DATE:     Sept 13, 1994                       Malvin Avchen
                                              Malvin Avchen, C.E.O.




DATE:     Sept 13, 1994                       Syed Jafri
                                              Syed Jafri, Treasurer




The financial statements for the six months ended July 30, 1994 and July
31, 1993, respectively, are unaudited but are prepared in conformity with accounting principles used at our last fiscal year end and include all adjustments which the Company considers necessary for a fair presentation.
