Form 10-Q/A
period 1994-07-30
SUN CITY INDUSTRIES INC
filed 1994-12-07
CIK 95302

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.   20549

                                Form 10-Q/A

          QUARTERLY AMMENDMENT REPORT UNDER SECTION 13 OR 15 (d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934



       For Quarter July 30, 1994       Commission File no.   1-6914



                         SUN CITY INDUSTRIES, INC.
          (Exact name of registrant as specified in its charter)



           Delaware                                           59-0950777
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)



 5545 N.W. 35 Ave. Fort Lauderdale, FL                             33309
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

                            Yes   X     No_____
                            EXHIBITS INDEX

             Exhibits

No. (27)     Financial Data Schedule  ( Article #5  Exhibit #27)


















































                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      SUN CITY INDUSTRIES, INC.
                                      REGISTRANT





DATE:     Dec. 7,  1994               Malvin Avchen
                                      Malvin Avchen, C.E.O.




DATE:     Dec. 7,  1994               Syed Jafri
                                      Syed Jafri, Treasurer




The financial statements for the six months ended July 30, 1994 and July 31, 1993, respectively, are unaudited but are prepared in conformity with accounting principles used at our last fiscal year end and include all adjustments which the Company considers necessary for a fair presentation.