Form 10-Q
period 1994-10-29
SUN CITY INDUSTRIES INC
filed 1994-12-13
CIK 95302

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For Quarter October 29, 1994      Commission File no.   1-6914


                            SUN CITY INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                   Delaware                           59-0950777
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification No.)


        5545 N.W. 35 Ave. Fort Lauderdale, FL                 33309
       (Address of principal executive offices)             (Zip Code)


    Registrant's telephone number, including area code     (305) 730-3333


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

The results of operations for the nine-month period ended October 29, 1994, are not necessarily indicative of results to be expected for the entire year ending January 28, 1995.

                    SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

ASSETS                                                                           October 29, 1994             January 29, 1994

CURRENT ASSETS:
Cash and equivalents                                                                $   534,150                  $   531,608
Accounts and trade notes receivable, less allowance for doubtful accounts -
   $265,440 and $178,800 respectively.                                                5,572,330                    6,285,576
Inventories                                                                           2,303,617                    2,345,759
Notes receivable - current portion                                                       13,245                       12,384
Prepaid expenses                                                                        461,768                      367,771
Investment in joint ventures                                                            961,840                      670,000

      Total Current Assets                                                            9,846,950                   10,213,098

Property, Plant and Equipment:
   Land and improvements                                                                159,058                      150,072
   Buildings and improvements                                                         1,022,685                      880,495
   Machinery and equipment                                                            5,174,368                    4,082,595
                                                                                      6,356,111                    5,113,612
   Less accumulated depreciation                                                      3,667,377                    3,228,898
                                                                                      2,688,734                    1,884,264
Properties Held for Sale                                                                409,590                      470,000
Long-Term Notes Receivable                                                              124,249                      134,292
Excess of Purchase Price Over Fair Market Value of Net Assets                           426,694                      450,053
Other Assets                                                                          1,069,792                      859,537

Total                                                                               $14,566,009                  $14,011,244


LIABILITIES AND STOCKHOLDERS' EQUITY                                             October 29, 1994             January 29, 1194

CURRENT LIABILITIES:
   Accounts payable                                                                 $ 2,372,040                   $4,118,900
   Accrued expenses                                                                   1,919,266                      507,714
   Current portion of long-term debt                                                    563,389                      551,667
   Income taxes payable                                                                  10,790                       16,000

      Total Current Liabilities                                                       4,865,485                    5,194,281

Deferred Compensation Payable                                                           415,560                      329,760

Long-Term Debt                                                                        5,881,766                    5,400,235

Stockholders' Equity:
   Preferred stock, no par value; authorized 300,000 shares; issued - none
   Common stock, $.10 par value; 3,000,000 shares authorized:
      2,276,116 shares issued, respectively                                             227,612                      227,612
   Capital in excess of par value                                                     1,074,185                    1,070,286
Retained earnings                                                                     5,111,396                    4,852,290
                                                                                      6,413,193                    6,150,188
   Less, Treasury Stock at cost 838,164 and 840,414 shares
   respectively.                                                                     (2,691,995)                  (2,692,220)

   Loan Receivable for Common Stock sold to ESOP                                       (318,000)                    (371,000)
                                                                                      3,403,198                    3,086,968

TOTAL                                                                              $ 14,566,009                  $14,011,244

/TABLE

                    SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                      Nine Months Ended                Three Months Ended
                                                                   October 29,   Ocotber 30,      October 29,     October 30,
                                                                       1994         1993             1994            1993

Sales                                                             $51,763,884   $47,424,555       $16,743,302   $15,566,845
Costs and Expenses
   Costs of sales                                                  47,407,470    44,257,085        15,266,044    14,534,327
   Selling, general and administrative expenses                     3,652,838     2,738,027         1,224,895       899,672
   Interest expense                                                   457,926       300,558           171,132       103,742
    Other (income), net                                               (24,246)      (41,307)          ( 8,486)      (11,931)

Total Costs and Expenses                                           51,493,988    47,254,363        16,653,585    15,525,810


Earnings From Operations Before Income Taxes                      $   269,896   $   170,192       $    89,717   $    41,035


Provision For Income Taxes                                            (10,790)      (15,000)           (3,500)       (1,000)



Net Earnings                                                       $  259,106    $  155,192         $  86,217     $  40,035





Earnings Per Common And Common Equivalent Share                    $      .17    $      .11         $     .06    $     .03


Earnings Per Common Share Assuming Full Dilution                   $      .17    $      .10         $     .06    $     .03

                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                     Nine Months Ended
                                                 October 29,   October 30,
                                                    1994          1993


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings                                     $ 259,106      $ 155,192

ADJUSTMENTS TO RECONCILE NET EARNINGS
TO NET CASH (USED IN) OR PROVIDED BY
OPERATING ACTIVITIES:


   Depreciation                                    371,679        321,028

   Amortization of excess of purchase price
      over fair market value of net assets
      acquired                                      23,359          6,300

   Provision (Recovery) for losses on accounts
     Receivable                                     86,646        (30,800)


CHANGE IN ASSETS AND LIABILITIES:

   Decrease (increase) in accounts and
      trade notes receivables                      635,782       (663,625)
   Decrease (increase) in inventory                 42,142       (191,276)
   (Increase) in prepaid expenses                 ( 93,997)      (238,872)
   (Increase) in investment in joint ventures     (291,840)      (389,000)
   (Increase) in other assets                     (210,255)      (159,670)
   (Decrease) in accounts payable               (1,746,860)       (80,040)
    Increase in accrued expenses                 1,411,552        163,271
   (Decrease) in income taxes payable               (5,210)       (25,412)
    Increase in deferred compensation payable       85,800         90,002

      TOTAL ADJUSTMENTS                            308,798     (1,198,094)

NET CASH PROVIDED BY OR (USED IN)
OPERATING ACTIVITIES                             $ 567,904    $(1,042,902)

                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)





                                                     Nine Months Ended
                                                 October 29,   October 30,
                                                    1994          1993

NET CASH PROVIDED BY OR (USED IN)
OPERATING ACTIVITIES                             $ 567,904    $(1,042,902)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                            (1,115,739)      (311,493)


NET CASH (USED IN) INVESTING ACTIVITIES:        (1,115,739)      (311,493)



CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on Long-term Debt              (914,490)      (674,077)
Proceeds from Long-term Debt                     1,407,744      1,719,282
Proceeds from loan to ESOP                          53,000         53,000
Proceeds from excercise of options                   3,899            -
Proceeds from sale of Treasury Stock                   224            -

NET CASH (USED IN) OR PROVIDED BY
FINANCING ACTIVITIES                               550,377      1,217,003

NET INCREASE (DECREASE)
  IN CASH AND EQUIVALENTS                            2,542       (137,392)

CASH AND EQUIVALENTS, Beginning of year            531,608        616,524


CASH AND EQUIVALENTS, End of Year                $ 534,150     $  479,132

SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

During the nine months ended October 29, 1994, sales revenues increased $4.3 million or 9.1% to $51,763,884 versus $47,424,555 reported for the same period a year ago. Sales rose $7.8 million or 33.1% in the foodservice division, while sales in the egg division decreased $3.4 million or 14.4%. The decrease in egg division sales results primarily from a 8.2% reduction in egg market prices.
                                                       %Increase
Sales By Division           1994           1993        (Decrease)

Foodservice Division     $31,279,817    $23,502,838       33.1%
Egg Division              20,281,120     23,689,162      (14.4%)
Other                        202,947        232,555      (12.7%)
                         -----------    -----------    ---------
                         $51,763,884    $47,424,555        9.1%
                         ===========    ===========    =========
Earnings for the nine months jumped 67.0% to $259,106 or $.17 a share versus $155,192 or $.11 a share for the nine month period reported a year ago.

The Company's third quarter was highlighted by a 115.4% improvement in earnings and a 7.6% increase in sales. Net earnings amounted to $86,217 or $.06 a share compared to $40,035 or $.03 a share reported for the like quarter a year earlier. Leading the dramatic improvement was our growing Foodservice Division, whose sales increased 33.1% and 24.2% for the year to date and third quarter respectively.

Overall, profit from operations grew 54.6% to $727,822 up from $470,750 for the nine months and 80.6% to $261,529 from $144,777 for the third quarter. This increase more than offset a jump in interest expense of $157,368 and $68,070 for the corresponding periods, resulting in the improved net earnings increase of 67.0% or $103,914 for the nine months and 115.4% or $46,182 for the third quarter.

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


                                              SUN CITY INDUSTRIES, INC.
                                                     REGISTRANT


DATE:  12/14/94                            ____________________________
                                                Malvin Avchen, C.E.O.



DATE:  12/14/94                            ____________________________
                                               Syed Jafri, Treasurer



The financial statements for the nine months ended October 29, 1994 and October 30, 1993, respectively, are unaudited but are prepared in conformity with accounting principles used at our last fiscal year end and include all adjustments which the Company considers necessary for a fair presentation.