Form 10-K405
period 1995-01-28
SUN CITY INDUSTRIES INC
filed 1995-05-15
CIK 95302

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(Mark One)
      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  X              SECURITIES EXCHANGE ACT OF 1934
- -----

                  For the fiscal year ended January 28, 1995
                                      OR
          TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE
                 SECURITIES EXCHANGE ACT OF 1934
- -----

                        Commission file number: 1-6914

                           Sun City Industries, Inc.
            (Exact name of registrant as specified in its charter)

                  Delaware                        59-0950777
     (State or other jurisdiction of         (IRS Employer ID.No.)
      incorporation or organization)

5545 N.W. 35th Avenue, Fort Lauderdale, Florida            33309
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number including area code:(305) 730-3333

   Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
Title of Each Class                       on which registered
- -------------------                       -------------------
   Common Stock,                        American Stock Exchange
Par value $.10 per share

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X     NO
                                  -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----

     As of April 3, 1995, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $4,997,620 (the price at which the stock was sold at the close of business on April 3, 1995). For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at January 28, 1995 were excluded from the number of shares held by non-affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of April 3, 1995 there were 1,438,952 shares of the Registrant's $.10 par value Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     The Registrant's definitive proxy statement for its 1995 Annual Meeting of Stockholders to be held on June 28, 1995 is incorporated by reference into Part III of this Form 10-K.

Total Number of Pages: ______      Exhibit Index: Page No. ______

                                    PART I
                                    ------
ITEM 1 - Business
         --------

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

General Development of the Business
- -----------------------------------

a) The Company was incorporated in Delaware in July 1961 as Sun City Dairy Products, Inc., successor to a business founded in 1949; the present name being adopted in May 1969 which has developed into a leading marketer of eggs, butter, cheese, poultry and related products through internal growth and acquisitions.

     In March 1969, the Company acquired Certified Poultry & Egg Co. for $240,000 in cash; Oak Crest Enterprises, Inc. and Oak Crest Hatcheries, Inc. for an aggregate of 80,000 shares of the Company's $.10 par value Common Stock .

     On November 6, 1970, the Company acquired Nearby Producers Egg & Poultry Marketing Corp. and Carlisle Poultry & Egg Associates, Inc. for $81,083 and 118,504 shares of the Company's $.10 par value Common Stock.

     On August 3, 1987, the Company acquired the inventory and certain other assets, including the trade name, from Hess Foods of Lancaster County, PA for $250,000.

     On February 4, 1991, the Company acquired the businesses of William F. O'Brien Inc. and Diversified Foods, Inc. of Fort Lauderdale, Florida for $490,200 in cash and the assumption of certain liabilities.

     On August 12, 1991, the Company acquired the business of Gilley's Sausage Co., Inc. of Winston, Georgia for $116,300 in cash and the assumption of certain liabilities.

     On December 6, 1993, the Company acquired the business and assets of Gulf Coast Food Distributors, Inc. for a total price of $1,701,222, payable in cash and notes.

     On February 27, 1995 the Company acquired the business and assets of Sheppard Distributors, Inc. of Auburndale, Florida.

     Sheppard's assets totalled $1.8 million and had sales of $17.8 million for their recent fiscal year ended October 1, 1994. The cash investment was $1,350,000.

b) The Company is engaged in the processing and marketing of shell eggs and in the foodservice division in which the Company distributes butter, eggs, cheese, poultry, and with the acquisition of Gulf Coast, has added produce, meats, seafood, groceries and paper goods. With the acquisition of Sheppard Distributors, Inc. the Company has expanded its seafood and meat lines.

     In the Egg Division, the Company's customers are national and regional supermarkets, local grocery and convenience stores and U.S. military installations and bases. In the Foodservice Division, the Company's customers are regional hotels, restaurants, schools, hospitals, prisons, caterers and cruise sship lines.

     The Company's lines of business include the sale of eggs (shell, frozen and pasteurized) butter, cheese (hard, soft, domestic and imported) poultry, sausage provisions, produce, meats, seafood and groceries. Other than eggs, no single line of business has accounted for more than 10% of the Company's total annual revenues, in any of the last three fiscal years.

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

     1) The Company purchases shell eggs from producers located in the states of Florida, Georgia, Maine, New York, North Carolina, Indiana, Illinois, Ohio, Pennsylvania, Maryland and South Carolina. Through its trained personnel, the Company inspects farms from which unprocessed eggs are purchased to ensure that the Company's quality control standards are complied with by the producers. The shell eggs purchased are then processed by the Company's plants located in the States of Virginia, North Carolina, and Pennsylvania.

         The shell eggs processed and purchased by the Company are sold to customers in the states of Connecticut, Delaware, Florida, Georgia, Maryland, Michigan, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Virginia, West Virginia and the District of Columbia. The Company's customers include national and regional supermarket chains, independent supermarkets, hospital, hotels, restaurants, educational institutions, cruise ship lines, airline caterers, educational and government facilities.

         In Florida, New York, New Jersey, Pennsylvania, Georgia, Maryland and Washington, D.C. the Company sells butter, eggs, cheese, poultry and similar products. None of the products mentioned in this paragraph, except eggs, has represented more than 10.0% of the Company's consolidated sales in any of the last three fiscal years.


         Sales              1/28/95   1/29/94   1/31/93
         -----              -------   -------   -------
         Egg Division        40.4%     47.9%     48.3%

         Foodservice         59.2%     51.7%     51.0%

         Other marketing       .4%       .4%       .7%

         During the Company's fiscal years ended January 28, 1995 January 29, 1994, and January 31, 1993, the Company's shell egg sales accounted for 50%, 64% and 62% of its revenues, respectively. The Company processes a substantial portion of all the shell eggs it purchases. Consequently the Company does not determine, and is unable to approximate meaningfully, the portion of its total shell egg income attributable to the Company's shell egg processing and marketing operations.

     2)  Description of segments in development stages - None.

     3) Sources and Availability of Raw Materials - The Company believes that its relationships with its suppliers are good and that alternative supplies of eggs are generally available. However, in order to realize the maximum potential in its egg processing-marketing division during fiscal 1993, the Company commenced a program of upgrading the quality and quantity of its egg supply by making investments in various egg producing joint ventures. Although the size of each investment varies between 15% and 25%, the Company will receive 100% of the eggs produced by these joint ventures. (See "Management's Discussion and Analysis - Liquidity and Capital Resources"). The Company generally purchases its shell eggs from a large number of producers including its joint ventures, located in the general vicinity of the Company's processing plants and distribution centers. During fiscal 1995 the Company purchased 52.0% of the total eggs purchased from its own joint ventures; and 10.5% from Braswell Milling in North Carolina. During fiscal 1994 and 1993, respectively, the Company purchased 9.7% and 21.1% from Bowman Egg Farms; 13.2% and 21.1% from Braswell Milling and 10.9% and 12.0% from Agri-

         General. The remaining 37.5%, 38.7%, 45.9% of the eggs marketed by the Company were purchased from a large number of other producers located in the general vicinity of the Company's plants. For the fiscal years 1995, 1994 and 1993 no other single independent producer amounted to more than 10% of the Company's egg purchases.

     4)  Patents, trademarks, licenses, franchises held - None.

     5) There are no significant seasonal effects on the Company's consolidated business.

     6) As a result of the Company's ability to turn its resale inventory 30 times during the fiscal year ended January 28, 1995 and maintain its outstanding average receivables at the thirty-two (32) day level, the Company's current need for additional working capital arises principally when egg markets experience sharp increases, as well as when unit sales expand during certain periods of the year.

         The Company does not maintain large amounts of inventory to meet customer requirements nor does it provide extended payment terms to its customers.

     7) During the fiscal years ended January 28, 1995, January 29, 1994 and January 31, 1993, sales to the Company's major customer were 9.5%, 10.4% and 11.2% respectively of consolidated sales; and sales to the next leading customer were 4.2%, 4.6% and 4.8%, respectively, of consolidated sales.

         Although the Company's relationships with many of its major customers are long standing, the Company generally does not have contracts with its customers and, accordingly, such customers have no legal obligation to continue purchasing from the Company. The Company believes that its relationships with its customers are good and that the loss of one of its major customers would have only a temporary adverse effect on its business. During the fiscal year ended January 28, 1995, approximately 59.6% of Company's total sales were made to about 1,880 institutional customers located in the states of Florida, Georgia, Pennsylvania, New Jersey, New York, Washington D.C. and Maryland. During fiscal years ended January 29, 1994 and January 31, 1993, these sales amounted to 51% and 52%, respectively.

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

     11) The Company had no expenditures for research and development during the fiscal years ended January 28, 1995, January 29, 1994 and January 31, 1993.

     12) The Company has not had to make any material expenditures in connection with compliance with environmental regulations.

     13) During fiscal 1995 the Company (including its wholly-owned subsidiaries) had 310 employees. It had 282 and 374 employees at the end of fiscal years 1994 and 1993, respectively.

d) Virtually all of the Company's sales have been domestic for the current and past two fiscal years.

ITEM 2 - Description of Property
         -----------------------


     Location       Owner/Tenant   Facilities
     --------       ------------   ----------

 1.  Miami,               Owner    Plant complex comprising approximately 10,125
     Florida                       sq. ft. of land and improvements.  Currently,
                                   the facility is not being utilized and is
                                   being held for sale.

 2.  Hawthorne,           Owner    A 203 acre farm complex consisting of 25
     Florida                       acres of lakefront property including three
                                   residences; one of 3,350 sq. ft. and two of
                                   1,560 sq. ft. each; 4.85 acres comprising a
                                   5,041 sq. ft. feed mill complex including
                                   storage tanks, a warehouse and its own
                                   offices; and a 15,400 sq. ft. refrigerated
                                   facility. During the first quarter of fiscal
                                   1993 all operations were discontinued and the
                                   property was listed for sale.


 3.  Burgaw,              Owner    Plant complex comprising approximately
     North Carolina                18,300 sq. ft. of land and improvements of
                                   which 12,100 sq. ft. is for general
                                   operations, 5,200 sq. ft. is refrigeration,
                                   and 1,000 sq. ft. is office space. The
                                   Company was a tenant of Pender County
                                   Industrial Development Corporation under
                                   purchase option lease. During the 1993 fiscal
                                   year the debt on this facility was paid in
                                   full and as such title to the property was
                                   deeded over to the Company by the Pender
                                   County Industrial Development Corporation.
                                   This facility is adequate and being fully
                                   utilized.

 4.  Jarratt,             Owner    Plant complex comprising approximately
     Virginia                      17,500 sq. ft. on 5.72 acres of land of
                                   which 12,000 sq. ft. is used for warehousing
                                   and distribution, 4,400 sq. ft. is
                                   refrigeration, and 1,100 sq. ft. is office
                                   space. This facility is adequate and being
                                   fully utilized.

 5.  Orlando,             Tenant   Plant complex comprising approximately 7,200
     Florida                       sq. ft. of warehouse.  The Company is a
                                   tenant at a monthly rental of $1,590 under
                                   a lease expiring on May 31, 1995. This
                                   facility is adequate and being fully
                                   utilized.

 6.  Spring Grove,        Tenant   Plant complex comprising approximately 26,000
     Pennsylvania                  sq. ft. of processing plant, warehouse and
                                   offices. The company has a 15 year lease at a
                                   monthly rent of $7,500.00. This facility is
                                   adequate and being fully utilized.

 7.  New Holland,         Tenant   Plant complex comprising approximately 12,466
     Pennsylvania                  sq. ft. of warehouse, coolers and offices.
                                   The Company is a tenant at a monthly rental
                                   of $3,405 under a lease expiring on August
                                   31, 1995. This facility is adequate and being
                                   fully utilized.


 8.  Fort Lauderdale,     Tenant   Plant complex comprising 15,556 sq. ft.
     Florida                       including the Company's executive and
                                   administrative offices and its Certified
                                   Poultry & Egg Foodservice operations. The
                                   plant includes 5,000 sq. ft. of refrigerated
                                   space, 4,608 sq. ft of dry warehouse space
                                   and 5,942 sq. ft. of operations and
                                   administrative offices. The Company is a
                                   tenant, at a monthly rental of $8,146, under
                                   a lease expiring in May 31, 1999. This
                                   facility is adequate and is being fully
                                   utilized.

 9.  Atlanta,             Owner    Plant complex comprising approximately 5,000
     Georgia                       sq. ft. of coolers, freezers and office space
                                   on 2.5 acres of land. This facility is
                                   adequate and is being fully utilized.

10.  Port Richey,         Tenant   Plant complex comprising approximately 30,000
     Florida                       sq. ft. of which 10,000 sq. ft. is
                                   refrigerated, 7,000 refrigerated dock area,
                                   11,500 sq. ft. dry warehouse and 1,500 sq.
                                   ft. is office space. The Company is a tenant
                                   at a monthly rent of $5,600 until December
                                   1994 and $9,000 a month until December 1996.
                                   This facility is adequate and being fully
                                   utilized.

ITEM 3 - Legal Proceedings
         -----------------

There are no material pending legal proceedings (other than ordinary routine litigation incidental to the business) to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4 - Submission of Matters for Vote of Security Holders
         --------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of the executive officers of the Company as of January 28, 1995:


  Name              Age Position and Date Commenced
  ----              --- ---------------------------
  Malvin Avchen     61  Chief Executive Officer since April 1990

  Gustave Minkin    63  President and Secretary since April 1990

  Saul Zalka        60  Chief Operating Officer since April 1990

  Vance Weibley     58  Executive Vice President since April 1990

  Syed Jafri        50  Treasurer since April 1990

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

                                    PART II
                                    -------

ITEM 5 - Market for Registrant's Common Stock and Related
         ------------------------------------------------
         Stockholders' Matters
         ---------------------

a) The Company's Common Stock is listed and traded on the American Stock Exchange under the ticker symbol SNI. The sales prices for the Common Stock for each full quarterly period within the two most recent fiscal years were as follows:

                    Fiscal 1995                      Fiscal 1994
          -------------------------------  -------------------------------
                        Cash                             Cash
Quarter  High   Low   Dividends            Quarter  High   Low   Dividends
   1    $4.25  $2.88    None                  1    $3.38  $3.00    None
   2     4.75   2.88    None                  2     3.13   2.63    None
   3     6.50   3.75    None                  3     2.88   2.63    None
   4     6.88   5.13    None                  4     2.94   2.63    None

b) There were approximately 192 stockholders of record on April 3, 1995. This total does not include stockholders listed with brokers or their agents in street name.

c) As of April 3, 1995, both the high and low sales prices for the Common Stock were $5.00.

ITEM 6 - SELECTED FINANCIAL DATA
         -----------------------
         SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES

                                                        Years Ended
                              -----------------------------------------------------------------------
                               January 28,    January 29,    January 31,    January 31,    January 31,
                                  1995           1994           1993           1992           1991
                              -----------    -----------    -----------    -----------    -----------
OPERATING RESULTS:
Sales                         $69,351,205    $66,098,210    $61,255,226    $68,428,646    $70,543,418

Earnings (Loss) Before
 Income Taxes                     (74,078)       237,950       (270,301)       371,337(b)    (370,961)

Net (Loss) Earnings               (82,078)       221,950       (333,001)       354,337(b)    (352,761)

Net (Loss) Earnings  per
 share (a):

  Primary                            (.06)          .15            (.23)           .24(b)        (.22)
  Fully Diluted                      (.06)          .15            (.23)           .22(b)        (.22)

Shares Used in
 Computation(a):

   Primary                      1,437,165     1,477,260       1,435,633      1,467,493      1,580,228
   Fully Diluted                1,437,165     1,505,000       1,435,633      1,580,420      1,580,228

BALANCE SHEET
DATA AT YEAR END (c):

Working capital                 5,166,343     5,058,817       2,309,211      4,536,949      3,296,938

Working capital ratio           2.01 to 1     1.97 to 1       1.47 to 1      2.03 to 1      1.67 to 1

Total assets                   16,287,880    14,011,244      10,852,814     12,494,872     10,602,375

Long-term obligations           8,111,882     5,400,235       2,880,291      4,821,238      2,818,767

Stockholders' equity            3,063,841     3,086,968       2,812,018      3,148,097      2,740,760

Net book value per common
 share (a)                           2.13          2.15            1.96           2.19           1.91

Market price per common
 share (a)                          5.125          2.88            4.13           4.13           2.42

Shares outstanding at year
 end (a)                        1,438,952     1,435,702       1,435,702      1,435,652      1,435,689




(a) Adjusted to reflect 3 for 2 stock split on July 26, 1991.

(b) Includes after tax non-recurring expense of $47,088 or $.03 per share.

(c) There were no cash dividends paid during the five year period ended January 28, 1995

ITEM 7 - Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

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

The Company, which began in 1949 as an egg processing and marketing company, now provides foodservice marketing and distribution throughout much of the eastern seaboard of the United States with a heavy concentration in Florida. The Company intends to expand its market share through internal sales growth and the acquisition of related companies in the foodservice distribution business.

In 1990 the Company began its expansion as a foodservice distributor that now includes four centers in Florida covering the Orlando, Disney World area, the West Coast of Florida, the center of Florida and Southeast Florida from Key West to West Palm Beach. In addition, the Company has operations that distribute to markets in Atlanta, GA, Baltimore, MD, Philadelphia, PA and New Jersey.

The Company's customers include national and regional supermarkets, U.S. military installations, hotels, restaurants, airline caterers and cruise ship lines.

The Company's goal is to build a network of foodservice companies throughout the heavily populated eastern seaboard of the United States with a major focus on the State of Florida.



              Years Ended January 28, 1995, January 29, 1994 and
                               January 31, 1993


SALES:

Sales for the fiscal years 1993 through 1995 were as follows:

                                     % Increase
     Year               Sales        (Decrease)
     ----            -----------    ------------

     1995            $69,351,205           4.9%
     1994             66,098,210           7.9%
     1993             61,255,226         (10.5%)

For the fiscal year ended January 28, 1995, consolidated sales increased $3.3 million or 4.9%. Sales rose $12.0 million as a result of reporting sales for Gulf Coast Foodservice for a full fiscal year versus two months of the prior year, offset by decreases of $4.4 million in egg division sales, reflecting a 5.5% drop in unit sales and a 6.6% decrease in average egg market prices. During fiscal 1995, the Company closed its New Jersey distribution center, eliminated that center's non-profitable customers and combined the remainder of their customer base with its New Holland, PA division, resulting in a $4.0 million decrease in consolidated sales.

For the fiscal year ended January 29, 1994, consolidated sales amounted to $66.1 million, or 7.9% above the prior fiscal year. Increases of $2.8 million in the egg division, aided by stronger egg markets, and $2.0 in the foodservice division which included Gulf Coast Foodservice, Inc. for two months and modest growth in other areas being the key factors.

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

COST OF SALES:

Cost of sales include product cost, warehousing, distribution and egg processing costs. Cost of sales increased approximately 3.8% in fiscal 1995 and 8.5% in fiscal 1994. Cost of sales dropped 10.4% for fiscal 1993. These increases and decreases were generally in line with the increases and decreases in sales. The rate of change is influenced by the Company's overall customer and product mix shifting from primarily an egg company to that of a foodservice company but especially the effect of egg market prices which fluctuate significantly from year to year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses as a percentage of sales for fiscal 1995, 1994 and 1993, were 6.8%, 5.9% and 7.2%, respectively. Changes in the percentage relationship of selling, general and administrative expenses to sales result from an interplay of both direct costs associated with the operation of each division as well as the home office administrative cost. During fiscal 1995 these costs increased due to the additional selling, general and administrative expenses directly related to the new Gulf Coast subsidiary. Management expects that as the Company's operations become more foodservice oriented, future direct selling, general and administrative expenses as a percentage of sales will increase to those higher levels typically experienced in the foodservice industry.

The decrease in selling, general & administrative for fiscal 1994 amounted to $542,447 or 12.2%. This reduction resulted from the Company's efforts initiated at the end of fiscal year 1993 to reduce home office administrative overhead which included executive salaries and the number of administrative personnel.

The increase for fiscal 1993 was for the most part a direct result of the increased costs associated with the additional businesses acquired during fiscal 1992 while the Company's consolidated sales were decreasing.

INTEREST EXPENSE:

Interest expense increased $229,960 in fiscal 1995. The higher interest costs result from the debt associated with the Gulf Coast acquisition, fixed asset acquisitions which were financed, additional working capital requirements and a 1.5% increase in average interest rates experienced during 1995 versus 1994.

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

The Company estimates that, after filing its 1995 tax return, it will have tax loss carryforwards of approximately $1,731,000 expiring in the years 2005 through 2008.

NET EARNINGS:

Net earnings decreased by $304,000. The operating profits of the Foodservice division, led by Gulf Coast Foodservice improved 63% over the previous year on a 23.2% increase in sales. However, these positive results were more than offset by the negative year experienced in our troubled egg division. During the year results from the egg production joint ventures turned negative and by year end the Company incurred losses of $105,000 and was forced to reduce carrying values of its joint venture investment by an additional $210,000. Coupled with these losses were a 30% decrease in results from the egg processing operations and higher interest rates.

As a result of the benefits derived from the new egg production joint venture programs implemented during late fiscal 1993, the positive results as a consequence of the acquisition of Gulf Coast Foodservice in December 1993 and the reduced selling, general and administrative expense, the Company's net earnings improved $554,951 from a net loss of $333,001 in fiscal 1993 to a net profit of $221,950 in fiscal 1994.

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


EARNINGS (LOSS) PER COMMON SHARE:

      Fiscal Year                    1995        1994       1993
- -------------------------------------------------------------------

(Loss) Earnings per common and
 common equivalent share              ($.06)      $ .15     $(.23)

Average shares used in the
 computation                       1,437,165  1,477,260  1,435,633


LIQUIDITY AND CAPITAL RESOURCES:

The Company intends to expand its market share in the foodservice industry through the acquisition of small to mid-sized foodservice companies that have strong management teams, are situated in strategic locations and will enable the Company to expand its product lines. Additionally, the Company expects to increase sales through profitable internal growth.

In order to accomplish this goal, the Company has decided to create a program with its egg division whereby it will continue its status as an egg marketing entity but at the same time will begin to divest itself of its egg production joint ventures and seek alternatives of either divesting or selling off its egg processing operations. If successful the Company will eliminate the cause of its reduced earnings and negative cash flow and permit itself the opportunity of increasing earnings and cash flow through the operation of its marketing and distribution businesses.

During fiscal 1995 the Company:

Completed the real estate joint venture in Spring Grove, PA whereby the Company began operation of its new egg processing plant, with a total investment in equipment and leasehold improvements of $800,000.

Completed its first private placement offering by raising $700,000 in five year Senior Subordinated Convertible Debentures carrying a fixed 8% rate, convertible at $3.25 per share.

Expanded its credit facility with its major lender from $6.5 million to $7.0 million. The credit facility is solely for the Company's increasing working capital needs.

The Company's liquidity condition has been negatively impacted by the operations of its egg division. However, management is contemplating a program whereby it is considering changing the manner in which it will, in the future, operate its egg division. If successful, the Company would eliminate its focus on egg processing and egg production joint ventures to that of being an egg marketing entity and as a result should reduce its debt load and eliminate the negative results associated with its current operations.

During fiscal 1994 the Company:

Expanded its credit facility with its major lender from $5 million to $6.5 million and extended the term of the loan until March 30, 1998.

Completed the acquisition of Gulf Coast Foodservice, Inc. for an initial cash payment of $796,895.

Increased its investment in the egg production joint ventures by $498,000.

Formed a real estate joint venture to construct a 26,000 square foot egg processing plant in Spring Grove, PA, where the Company will be the sole tenant under a 15 year lease. The Company has a 14.3% equity in the joint venture for which it has invested $50,000.

Subsequent to year end:

On February 10, 1995 the Company completed its second private placement offering by raising $700,000 in five year Senior Subordinated Convertible Debentures carrying a fixed 9% rate. The debentures are convertible at $5.125 per share, the then market price of the stock as of the date the transaction was completed.

On February 22, 1995, the Company expanded its credit facility with its major lender from $7.0 million to $7.5 million in anticipation of the February 27, 1995 acquisition of Sheppard Distributors, Inc.

COMMITMENTS:

As of January 28, 1995, the Company had the no commitments for capital expenditures.

ITEM 8 - Consolidated Financial Statements and Supplementary Data
         --------------------------------------------------------


     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
     ------------------------------------------

                                                            Page
                                                            ----
Independent Auditors' Report                                  21

Consolidated Balance Sheets                                   22

Consolidated Statements of Operations                         23

Consolidated Statements of Stockholders' Equity               24

                                                            Page
                                                            ----
Consolidated Statements of Cash Flows                         25

Notes to Consolidated Financial Statements                    28


All financial statement schedules are omitted because of the absence of the conditions under which they are required, or because all information required to be reported is included in the Consolidated Financial Statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


Board of Directors and Stockholders
Sun City Industries, Inc. and Subsidiaries
Fort Lauderdale, Florida


     We have audited the accompanying consolidated balance sheets of Sun City Industries, Inc. and Subsidiaries as of January 28, 1995 and January 29, 1994, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sun City Industries, Inc. and Subsidiaries as of January 28, 1995, and January 29, 1994, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 1995, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Fort Lauderdale, Florida
May 10, 1995

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                   January 28,        January 29,     LIABILITIES AND              January 28,       January 29,
ASSETS                                 1995               1994         STOCKHOLDERS'EQUITY             1995              1994
- ------                            -------------      -------------    --------------------        ------------      -------------
CURRENT ASSETS:                                                       CURRENT LIABILITIES:
Cash and equivalents            $   453,608        $   531,608         Accounts payable          $3,850,901        $4,118,900
Accounts and trade notes                                               Accrued expenses             495,244           507,714
 receivable, less allow-                                               Current portion of
 ance for doubtful                                                     long-term debt
 accounts of $178,600 and                                              (Note D)                     687,640           551,667
 $178,800 in 1995 and                                                  Current portion of
 1994, respectively                                                    capital lease(Note D)         62,805
 (Note D)                         6,053,550          6,285,576         Income taxes payable           8,000            16,000
Inventories (Note B and D)        2,645,785          2,345,759                                  -----------       -----------
Notes receivable-                                                       TOTAL CURRENT             5,104,590         5,194,281
 current portion                     13,545             12,384           LIABILITIES
Prepaid expenses                    370,445            367,771         DEFERRED COMPENSATION
Investment in Joint                                                    PAYABLE (Note D)             444,160           329,760
 Ventures                           734,000            670,000
                                -----------        -----------         LONG-TERM DEBT
TOTAL CURRENT ASSETS             10,270,933         10,213,098          (NoteD)                   7,199,174         5,400,233
                                                                       CAPITAL LEASE
PROPERTY, PLANT AND                                                     (Note D)                    476,115
 EQUIPMENT (Note D):
Land and Improvements               146,404            150,072         COMMITMENTS (Note F)
Buildings and Improvements          999,479            880,495         STOCKHOLDERS' EQUITY
Machinery and equipment           5,722,264          4,082,595          (Note G):
                                -----------        -----------         Common stock, $.10 par
                                  6,868,147          5,113,162          value 3,000,000 shares
                                                                        authorized; 2,276,116
Less accumulated                                                        shares issued in 1995
 depreciation                     3,720,607          3,228,898          and 1994                    227,612           227,612
                                -----------        -----------          Capital in excess of
                                  3,147,540          1,884,264          par value                 1,070,286         1,070,286
                                                                       Retained earnings          4,766,143         4,852,290
Properties held for                                                                             -----------       -----------
 sale                               449,500            470,000                                    6,064,041         6,150,188
Long-term notes                                                        Less: Treasury stock
 receivable                         121,822            134,292          at cost, 837,164 and
Excess of purchase                                                      840,414 shares in
 price over fair                                                        1995 and 1994, res-
 assets acquired                  1,240,501            450,053          pectively                (2,682,200)       (2,692,220)
 value of net
                                                                       Loan Receivable for
                                                                        common stock sold to
OTHER ASSETS (Note C)             1,057,584            859,537         ESOP (Note K)               (318,000)         (371,000)
                                -----------        -----------                                  -----------       -----------
                                                                       Total Stockholders'
                                                                        Equity                    3,063,841         3,086,968
                                                                                                -----------       -----------
TOTAL                           $16,287,880        $14,011,244         TOTAL                    $16,287,880       $14,011,244
                                ===========        ===========                                  ===========       ===========




See notes to consolidated financial statements.

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                      January 28,    January 29,   January 31,
                                          1995           1994          1993
                                        --------       --------      --------

SALES                                  $69,351,205    $66,098,210   $61,255,226

COSTS AND EXPENSES:

 Cost of sales                          64,032,260     61,594,887    56,752,918
 Selling, general and
  administrative expenses                4,759,843      3,897,172     4,439,619
 Interest expense                          652,047        422,087       389,995
 Other (income), net                       (18,867)       (53,886)      (85,244)
 Non - recurring losses (Note H)                                         28,239
                                       ------------   ------------  ------------
TOTAL COSTS AND EXPENSES                69,425,283     65,860,260    61,525,527

(LOSS) EARNINGS FROM OPERATIONS
 BEFORE INCOME TAXES                       (74,078)       237,950      (270,301)

PROVISION FOR INCOME TAXES (Note E):         8,000         16,000        62,700
                                       ------------   ------------  ------------

(LOSS) NET EARNINGS                    $   (82,078)   $   221,950   $  (333,001)
                                       ============   ============  ============
(LOSS) NET EARNINGS  PER SHARE
 (Note J):

(LOSS) EARNINGS  PER COMMON AND
 COMMON EQUIVALENT SHARE               $      (.06)   $       .15   $      (.23)
                                       ============   ============  ============
(LOSS) EARNINGS  PER COMMON SHARE
 ASSUMING FULL DILUTION                $      (.06)   $       .15   $      (.23)
                                       ============   ============  ============




See notes to consolidated financial statements.

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                                         Common Stock                                    Treasury  Stock
                              ------------------------------------                ------------------------------
                                Shares                Capital in     Retained                            Loan to
                              Outstanding   Amount   excess of par   Earnings     Shares       Amount      ESOP
                              -----------   ------   -------------   --------     ------       ------    -------

Balance, January 31, 1992       2,276,116   $227,612   $1,070,286   $4,994,905    840,464    $2,667,706  $477,000

Purchase of Treasury Shares                                                        16,000        74,001

Exercise of Stock Options                                              (31,564)   (16,050)      (49,487)

Payment of ESOP loan                                                                                      (53,000)

Net Loss                                                              (333,001)
                                ---------   --------   ----------   ----------    -------    ----------  --------
Balance, January 31, 1993       2,276,116    227,612    1,070,286    4,630,340    840,414     2,692,220   424,000

Payment of ESOP loan                                                                                      (53,000)

Net Income                                                                        221,950
                                ---------   --------   ----------   ----------    -------    ----------  --------
Balance, January 29, 1994       2,276,116    227,612    1,070,286    4,852,290    840,414     2,692,220   371,000

Exercise of Stock Options                                               (4,069)    (3,250)      (10,020)

Payment of ESOP loan                                                                                      (53,000)

Net Loss                                                               (82,078)
                                ---------   --------   ----------   ----------    -------    ----------  --------
Balance, January 28, 1995       2,276,116   $227,612   $1,070,286   $4,766,143    837,164    $2,682,200  $318,000
                                =========   ========   ==========   ==========    =======    ==========  ========



See notes to consolidated financial statements.

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------



                                       January 28,   January 29,   January 31,
                                           1995          1994          1993
                                         --------      --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  (Loss) Net Earnings                   $ (82,078)  $   221,950    $ (333,001)


ADJUSTMENTS TO RECONCILE NET EARNINGS
(LOSS) TO NET CASH (USED IN) OR
 PROVIDED BY OPERATING ACTIVITIES:

  Depreciation                            613,352       436,729       390,022
  Amortization of excess of purchase
   price over fair value of net assets
   acquired                                31,652        15,447        12,118
  Provision for losses on accounts
   receivable                             123,549        18,456       126,622
  (Gain) on sale of fixed assets                                     (731,368)
  Change in assets and liabilities
   net of effects from acquisitions:
    Decrease (increase) in accounts
     and trade notes receivable           119,786      (973,071)      701,219
    (Increase) decrease in
     inventories                         (300,026)      (85,586)      297,408
    Decrease (Increase) in prepaid
     expenses                              (2,674)     (159,607)       23,398
    Decrease in income tax refund
     receivable                                                       173,568
    (Increase) in other assets           (262,047)     (362,910)     (118,636)
    (Decrease) increase in accounts
     payable                             (611,577)     (153,847)       93,568
    (Decrease) increase in accrued
     expenses                            (103,128)       (6,602)      (68,583)
    (Decrease) increase in income
     taxes payable                         (8,000)      (24,412)       40,412
    Increase in deferred compensation
      payable                             114,400       111,219        82,454
                                        ---------    ----------    ----------
  TOTAL ADJUSTMENTS                      (284,713)   (1,184,184)    1,022,202

NET CASH (USED IN) OR PROVIDED BY
OPERATING ACTIVITIES                    $(366,791)   $ (962,234)   $  689,201
                                        =========    ==========    ==========



See notes to consolidated financial statements

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                  (CONTINUED)

                                        January 28,   January 29,   January 31,
                                           1995          1994          1993
                                          ------        ------        ------

NET CASH (USED IN) OR PROVIDED BY
OPERATING ACTIVITIES                    $(366,791)    $(962,234)    $ 689,201

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets                     52,523       810,381
  Capital expenditures                   (949,100)     (465,278)     (558,233)
  Payment for acquisitions                             (796,895)
                                        ---------     ---------     ---------
NET CASH (USED IN) OR PROVIDED BY
INVESTING ACTIVITIES                     (949,100)   (1,209,650)      252,148

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable             762,479     2,396,677       287,500
  Proceeds from subordinated debt         700,000
  Repayments on notes receivable                        100,474         7,848
  Principal payments on notes payable    (283,539)     (463,183)   (1,741,330)
  Proceeds from loan receivable from       53,000        53,000        53,000
   ESOP
  Proceeds from exercise of options         5,951                      17,923
  Payment for purchase of treasury                                    (74,001)
   stock                                ---------     ---------     ---------

NET CASH PROVIDED BY OR (USED IN)
FINANCING ACTIVITIES                    1,237,891     2,086,968    (1,449,060)
                                        ---------     ---------     ---------
NET (DECREASE) INCREASE IN CASH AND
EQUIVALENTS                               (78,000)      (84,916)     (507,711)

CASH AND EQUIVALENTS,
  Beginning of year                       531,608       616,524     1,124,235
CASH AND EQUIVALENTS,                   ---------     ---------     ---------
  End of year                           $ 453,608     $ 531,608     $ 616,524
                                        =========     =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for
    Interest                            $ 652,047     $ 422,087     $ 383,167
                                        =========     =========     =========
    Income taxes                        $  17,000     $       0     $  20,756
                                        =========     =========     =========



See notes to consolidated financial statements.

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994 & JANUARY 31, 1993
       -----------------------------------------------------------------

                                  (CONTINUED)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During fiscal 1995, the Company determined the final purchase price for the business purchased in fiscal 1994. The Company signed a note payable in the amount of $731,442 payable over the next five years.

During fiscal 1995, the Company entered into a capital lease agreement in the amount of $555,374 for an egg processor.

During fiscal 1994, the Company purchased a business for cash and assumption of liabilities as follows:

     Fair value of assets acquired    $1,620,523
     Cash paid                          (796,895)
                                      ----------

     Assumption of liabilities        $  823,628
                                      ==========

In addition, the Company agreed to pay the former Gulf Coast shareholders a minimum of $200,000 based on the results of first year operations of the acquired company. The amount will be determined during fiscal 1995 and paid over a five-year period.

During 1993, the Company sold property for $200,000 as follows:

     Sales price                      $  200,000
     Cash received                       (35,000)
                                      ----------
     Mortgage receivable              $  165,000
                                      ==========


See notes to consolidated financial statements.



A.  Significant Accounting Policies:
    --------------------------------

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994 & JANUARY 31, 1993
       -----------------------------------------------------------------

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

4) Investment in Joint Ventures - Investments in the Company's egg producing joint ventures are recorded at cost. Amounts received as distributions of the operations of these joint ventures are recorded as recoveries of such cost. Any gains from the final settlement of these joint ventures are recorded only after all cost is recovered; any losses are accrued at the time such losses are reasonably estimatible. These joint ventures generally have lives of approximately two years.

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

          Land improvements              10 to 20 years
          Buildings                      17 to 33 1/3 years
          Building improvements          3 to 20 years
          Machinery and equipment        3 to 20 years

6) Excess of Purchase Price over Fair Value of Net Assets Acquired - The excess of the purchase price over the fair value of the tangible and identifiable net assets acquired is being amortized over periods from twenty to twenty-five years using the straight-line method.

7) Income Taxes - The Company recognizes certain income and expenses in different periods for financial reporting and income tax purposes.

     During fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, effective February 1, 1993. Previously, the Company

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994 & JANUARY 31, 1993
       -----------------------------------------------------------------

     had accounted for income taxes based on Statement of Financial Standards No. 96. Adoption of SFAS 109 had no effect on the Company's fiscal 1994 operations or financial position.

8) Change in Accounting Period - During 1994 the Company changed its accounting period from a year ending January 31 to 13 four week accounting periods ending on the Saturday nearest to January 31.

9) Reclassification in Prior Period Statements - Certain reclassifications of prior period amounts have been made to conform with the current reporting presentation.

B.   Inventories:
     ------------

     The major components of inventory are as follows:


                                                1995        1994
                                             ----------  ----------

     Butter, dairy and related products      $2,173,292  $1,923,792
     Eggs and packaging materials               455,168     396,290
     Layer flocks, feed and miscellaneous        17,325      25,677
                                             ----------  ----------
     Total                                   $2,645,785  $2,345,759
                                             ==========  ==========

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994 & JANUARY 31, 1993
       -----------------------------------------------------------------

C.   Other Assets:
     -------------

     Other assets consist of the following:

                                    1995       1994
                                 ----------  ---------

     Officers' Life Insurance    $  620,155   $475,940
     Organizational Costs           125,420    147,477
     Non-compete Costs               30,061     40,088
     Recoverable Deposits            29,335     30,604
     Prepaid Lease Costs             28,586     35,183
     Other                          224,027    130,245
                                 ----------   --------
     Total                       $1,057,584   $859,537
                                 ==========   ========

The Company pays the premiums on certain life insurance policies that insure the lives of key executives and are payable to the officer's designated beneficiaries in the event of their deaths. The policies, with total face amount of $1,660,000 have been assigned to the Company to the extent necessary to repay all premiums. The above officers' life insurance is net of a $300,000 loan against the policies.

D.   Debt and Capital Leases:
     ------------------------

     Long-term debt consists of the following:

                                                 1995        1994
                                              ----------  ----------
     $6,500,000 line of credit; expires
     March 1998.  Collateralized by the
     Company's accounts receivable,
     inventory and machinery and
     equipment; interest at 2.25% over
     prime (10.75% at January 28, 1995).      $5,480,000  $4,966,666


                                                  1995        1994
                                              ----------  ----------
     Mortgage note payable, interest at
     9.5%.  Due in April 1995,
     collateralized by property with
     a carrying value of approximately


                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994 & JANUARY 31, 1993
       -----------------------------------------------------------------


     $408,000 at January 28, 1995.               262,500     337,500

     Notes payable, interest at 9.5%. Due
     in installments through October 1997.
     Collateralized by machinery and
     leasehold improvements with a carrying
     value of approximately $200,000 at
     January 28, 1995.                           150,084     195,969

     Notes payable to former Gulf Coast
     shareholders interest at 7.75%. Due
     in equal installments over the next
     five years.                                 931,442     200,000

     Notes payable, interest at 8.0%.
     Due in installments through
     December 1996. Collateralized by
     computer system with a carrying
     value of $30,000 at January 28, 1995.        28,055         -

     Notes payable, bearing interest
     between 7.2% and 8.77%. Due in
     installments through April 1998.
     Collateralized by trucks with
     a carrying value of $205,000
     at January 28, 1995.                        194,337     107,580

     Notes payable, interest at prime
     lending rate plus 1.5% (10.0% at
     January 28, 1995).  Due in
     installments through December 1998.
     Collateralized by machinery and
     equipment with a carrying value of
     $75,000 at January 28, 1995.                 45,011      59,525

                                                 1995        1994
                                              ----------  ----------

     Notes payable, bearing interest at
     7% to 9.5%. Due in installments
     through December 1995.  Collateralized
     by layer flocks with a carrying value
     of $150,000.                                 95,385      84,662

     Five year, Senior Subordinated
     Convertible Debentures, interest
     at 8%.  Convertible into common
     stock at $3.25 per share.                   700,000         -


                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994 & JANUARY 31, 1993
       -----------------------------------------------------------------



                                              ----------  ----------
     Total debt                                7,886,814   5,951,902

     Less current portion                        687,640     551,667
                                              ----------  ----------
     Total long-term debt                     $7,199,174  $5,400,235
                                              ==========  ==========

The above mortgage and line of credit contain certain restrictive covenants, the more significant of which require the Company to maintain certain minimum levels of working capital, net worth and net tangible assets. During fiscal 1994, the line of credit facility was expanded from $5 million to $6.5 million and the term was extended to March 30, 1998.

The aggregate maturities of long-term debt are as follows:


    Fiscal year ending
    ------------------
         1996                              687,640
         1997                              385,962
         1998                              241,093
         1999                            5,682,169
         2000 and thereafter               889,950
                                        ----------
         Total                          $7,886,814
                                        ==========

The Company has a commitment under a capitalized lease obligation relating to certain egg processing equipment. Future minimum lease payments under the capitalized lease are summarized below. The interest rate impicit in the lease commitment is 9%.


   Fiscal year ending
   ------------------
       1996                                      $108,926
       1997                                       108,926
       1998                                       108,926
       1999                                       108,926
       2000                                       108,926
       Thereafter                                  63,540
                                                 --------
         Total minimum lease payments             608,171
         Less amount representing interest        (69,251)
                                                 --------
           Total obligation under
             capital lease                        538,920
         Less current maturities                  (62,805)
                                                 --------
         Long-term obligation under
           capitalized lease                     $476,115
                                                 ========

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994 & JANUARY 31, 1993
       -----------------------------------------------------------------


E.  Income Taxes:
    -------------

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




The deferred tax balance at January 28, 1995 consisted of:


                                  Assets     Liabilities      Total
                                  ------     -----------      -----
Excess tax amortization for
 non-compete agreement           $117,900                   $117,900
Tax loss carryforwards            588,700                    588,700
Accelerated depreciation for
 tax purposes                                  (174,300)    (174,300)
Allowance for bad debts            60,800                     60,800
Capitalization for tax
 purposes of inventory related
 costs                             46,600                     46,600
Deferred compensation             151,000                    151,000
Investment in Joint Ventures                    (58,900)     (58,900)
Other                                            (2,200)      (2,200)
Less: Valuation allowance        (729,600)                  (729,600)

Total                            $235,400     ($235,400)          $0
                                 =========    ==========    =========

The deferred tax balance at January 29, 1994 consisted of:


Excess tax amortization for
 non-compete agreement           $124,700             -     $124,700
 Tax loss carryforwards           626,100             -      626,100


                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994 & JANUARY 31, 1993
       -----------------------------------------------------------------




Accelerated depreciation
 for tax purposes                       -     $(166,400)   $(166,400)
Allowance for bad debts            60,800             -       60,800
Capitalization for tax purposes
 of inventory related costs        28,700             -       28,700
Deferred compensation             112,100             -      112,100
Less: Valuation allowance        (786,000)            -     (786,000)
                                 --------     ---------    ---------
Total                            $166,400     $(166,400)   $       0
                                 ========     =========    =========

The valuation allowance as of January 28, 1995 and January 29, 1994 was $729,600 and $786,000, respectively.




The provision for income taxes is comprised of the following:

                               1995       1994      1993
                             ---------  --------  ---------

     State:
          Current             $8,000    $17,000   $62,700
                              ------    -------   -------
     Total                    $8,000    $17,000   $62,700
                              ======    =======   =======

Reconciliations of the effective income tax rates to the U.S. statutory rates are summarized as follows:

                               1995       1994       1993
                              ------     ------     ------

  Statutory rate              (34.0%)    34.0%      (34.0)%
  (Increase) reduction in
    valuation allowance        26.0     (34.8)
  Net operating loss
   carryovers                                        39.7
  Amortization of excess of
    purchase price over fair
    value of net assets
    acquired                   10.2      (2.8)        1.9
  State income taxes            7.1       4.4        15.3
  Other                         1.5       0.3         0.3
                              ------     ------     ------
  Total                        10.8%      6.7%       23.2%
                              ======     ======     ======

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994 & JANUARY 31, 1993
       -----------------------------------------------------------------

The Company estimates that, after filing its 1995 tax return, it will have tax loss carryforwards of approximately $1,731,000 expiring in the years 2005 through 2008.

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994 & JANUARY 31, 1993
       -----------------------------------------------------------------

F.   Commitments:
     ------------

Lease Commitments - Aggregate minimum rental commitments relating to operating leases at January 28, 1995 are $3,893,511. Minimum annual rentals are payable as follows:

                                   Delivery
                       Buildings   and other
Fiscal Years ending    and land    equipment     Total
- -------------------    ---------   ---------     -----

     1996                $323,672    $528,700    $852,372
     1997                 277,752     434,731     712,483
     1998                 187,752     365,097     552,849
     1999                 187,752     266,935     454,687
     2000                 997,752     323,368   1,321,120
                       ----------  ----------  ----------
     Total             $1,974,680  $1,918,831  $3,893,511
                       ==========  ==========  ==========

The above amounts include rentals under renewal options where management contemplates, with a high degree of assurance, that the option will be exercised. Lease terms require, in certain instances, that the Company pay property taxes, insurance, mileage charges and maintenance cost on the leased property. Rent expense for the years ended January 28, 1995, January 29, 1994 and January 31, 1993 was $917,422, $912,773 and $1,050,650, respectively, excluding mileage charges and other executory costs. These expenses are included in selling, administrative, and general expenses in the accompanying consolidated statements of operations.

G.   Stockholders' Equity:
     ---------------------

1)   1982 Stock Option Plan -

     In June 1982, the stockholders approved an incentive stock option plan for officers, directors, and key employees. Under the plan, options for 262,500 common shares may be granted to purchase common shares at no less than 100% of the fair market value at date of grant. Options terminate, except to a limited extent, in the event of retirement, disability, death of the optionee or termination of employment. As of January 28, 1995, January 29, 1994 and January 31, 1993, 262,500 shares of common stock were reserved under the plan.

     Options granted under the plan are exercisable at various amounts per share and become exercisable at the rate of 20%

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994 & JANUARY 31, 1993
       -----------------------------------------------------------------

     each year beginning one year after date of grant and expire ten years after date of grant.

Activity relating to this option plan is summarized as follows:

                                                      Price per
                                         Shares         Share
                                         ------       ---------
Outstanding at January 31, 1992         256,500

Exercised
Canceled

Outstanding at January 31, 1993


Granted
Exercised
Canceled

Outstanding at January 29, 1994

Granted
Exercised
Canceled

Outstanding at January 28, 1995


At January 28, 1995, options for 166,300 shares were exercisable.

2)   1994 Stock Option Plan -

     In June 1994, the stockholders approved another incentive stock option plan for officers, directors, and key employees. Under the plan, options for 225,000 common shares may be granted to purchase common shares at no less than 100% of the fair market value at date of grant. Options terminate, except to a limited extent, in the event of retirement, disability, death of the optionee or termination of employment.

     Options granted under the plan are exercisable at various amounts per share and become exercisable at the rate of 20% each year beginning one year after date of grant and expire ten years after date of grant.

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994 & JANUARY 31, 1993
       -----------------------------------------------------------------

     As of January 28, 1995, 225,000 shares of common stock were reserved under the plan; 75,000 options were granted at $3.875 per common share with a grant date of June 23, 1994. During fiscal 1995 no options were canceled or exercisable.

H.   Non-Recurring Losses:
     ---------------------

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

I.   Acquisitions:
     -------------

     Effective December 6, 1993 the Company acquired substantially all the assets and liabilities of Gulf Coast Food Distributors, Inc. ("Gulf Coast") which was accounted for by the purchase method of accounting. Gulf Coast is a foodservice company serving a broad range of customers. Product lines include produce, meats, seafood, dairy, groceries and paper products. The initial purchase price consisted of the acquisition of $1,620,523 in assets payable $796,895 in cash and the assumption of $823,628 in liabilities. The results of operations of Gulf Coast are included in the consolidated statements of operations from the date of acquisition.

     The following unaudited pro-forma consolidated results of operations give effect to the acquisition of Gulf Coast as though it had occurred on February 1, 1992:


Fiscal Years Ended                      1994          1993
- --------------------------------------------------------------

Sales and operating revenues         $77,206,693  $74,549,849

Net earnings (loss)                  $   282,737    ($314,055)

Earnings (loss) per share:

  Primary                            $       .19        ($.22)

       Fully Diluted                 $       .19        ($.22)

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994 & JANUARY 31, 1993
       -----------------------------------------------------------------

     The unaudited pro-forma information is not necessarily indicative of results of operations that would have occurred had the purchase been made at February 1, 1992, or of future results of operations of the Company.

     The initial purchase price was funded through borrowings under the Company's revolving credit and term loan agreement. The Company was obligated to pay an additional amount to the sellers determined at a rate of $2 for every $1 of the first year's pre-tax profits of Gulf Coast during the period ended December 3, 1994, such additional consideration being subject to a minimum of $200,000 and a maximum of $700,000. Further additional consideration above the amount of $700,000 is provided for, at an amount of $1 for every $1 of the first year's pre-tax profits of Gulf Coast in excess of $350,000. Based on adjusted earnings, the Company was required to pay an additional sum of $931,442 which will be paid over five years (see note D). The excess of the purchase price over the fair value of the tangible and identifiable intangible net assets acquired is being amortized over a period of twenty-five years using the straight-line method.

J.   Net (Loss) Earnings Per Share:
     ------------------------------

     Net (loss) earnings per common share and common equivalent share is based on the treasury stock method computed by dividing net (loss) earnings by the weighted average number of common shares outstanding including common stock equivalents for dilutive stock options and average market prices.

     The average shares used in calculating net (loss) income per common share were 1,437,165, 1,477,260 and 1,435,633 for years ending January 28, 1995,
     January 29, 1994 and January 31, 1993, respectively.

     Common stock equivalents were excluded from the calculation of net loss per shares for the years ending January 28, 1995 and January 31, 1993 because the effect would have been antidilutive.


K.   Employee Benefit Plans:
     -----------------------

     The Company has established an Employee Stock Ownership Plan ("ESOP") to acquire share of the Company's stock for the

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994 & JANUARY 31, 1993
       -----------------------------------------------------------------

     future benefit of its employees. The ESOP covers all permanent employees who satisfied the age and length of service requirements. The Company contributes, at the discretion of the Board of Directors a portion of its net earnings annually. During each of the fiscal years 1995, 1994 and 1993, the Company contributed $120,000 to the plan. During fiscal 1991, the Company sold 187,500 shares of its common stock to the ESOP for $531,125 financed with a ten year $530,000 term loan with interest at 2.75% over prime.

L.   Segment Reporting and Significant Customers:
     --------------------------------------------

     The Company is principally engaged in the business of distributing basic food products. Revenues from the Company's customers, which includes national and regional supermarket chains and various United States military installations, were as follows for the three fiscal years:


    Sales            1995   1994   1993
    -----            ----   ----   ----

    Egg division     40.4%  47.9%  48.3%

    Foodservice      59.2   51.7   51.0

    Other marketing    .4     .4     .7

     During fiscal years ended January 28, 1995, January 29, 1994 and January 31, 1993, sales to the Company's major customer were 9.0%, 10.4% and 11.2% respectively, of consolidated sales.

M.   Subsequent Event:
     -----------------

     On February 27, 1995 the Company acquired the business and assets of Sheppard Distributors, Inc. ("Sheppard") of Auburndale, Florida for a purchase price of $900,000 together with an assumption $861,698 of designated liabilities.

     A down payment of $1,350,000 was made at closing, subject to adjustment. An additional purchase price component is to be determined based on a multiple of pre-tax net profits of the acquired business during the three years after the acquisition, payable in annual increments of twenty-five percent of the recomputed net aggregate price at the end of the first and second years after closing, fifty percent of the recomputed net aggregate price at the end of the third year after closing and the balance payable one year after the final computation, secured by fixed assets and guaranteed by the

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994 & JANUARY 31, 1993
       -----------------------------------------------------------------

     Company. Sheppard's assets totalled $1.8 million with annual sales totaling $17.8 million during their fiscal year ended October 1, 1994.

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994 & JANUARY 31, 1993
       -----------------------------------------------------------------

     The following unaudited pro-forma consolidated results of operations give effect to the acquisition of Sheppard as though it had occurred on February 1, 1993:


     Fiscal Years Ended                      1995         1994
     -------------------------------------------------------------

     Sales and operating revenues         $87,145,637  $82,844,261

     Net earnings                             $77,078     $444,905

     Earnings per share:

       Primary                                   $.05         $.30

       Fully Diluted                             $.05         $.30


     The unaudited pro-forma information is not necessarily indicative of results of operations that would have occurred had the purchase been made at February 1, 1993, or of future results of operations of the Company.

     On April 6, 1995 the Company completed its second private placement offering by raising $700,000 in five year Senior Subordinated Convertible Debentures carrying a fixed rate of 9%. The debentures are convertible into common stock at $5.125 per share.

ITEM 9 - Changes in and Disagreements with Accountants on
           ------------------------------------------------
           Accounting and Financial Disclosures
           ------------------------------------

     None.

                                   PART III
                                   --------

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

ITEM 10 - Directors and Executive Officers of the Registrant
          --------------------------------------------------

     See "Election of Directors", "Nominees; Current Board Members" "Executive Officers", and "Compliance with Section 16(a) of the Exchange Act".

ITEM 11 - Executive Compensation
          ----------------------

     See "Executive Compensation and Other Information: and "Information Concerning the Board of Directors and its Committees - Directors' Compensation".

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     See "Certain Information as to Security Ownership", "Security Ownership of Management", and "Outstanding Stock and Voting at the Meeting".

ITEM 13 - Certain Relationships and Related Transactions
          ----------------------------------------------

     See "Certain Relationships and Related Transactions".

                                    PART IV
                                    -------

ITEM 14a - Exhibits, Financial Schedules and Reports on Form 8-K
           -----------------------------------------------------

     The following documents are filed with, and as part of, this Annual Report on Form 10-K.

          (1) Consolidated Financial Statements

              The Index to the consolidated financial statements has been included as part of Item 8 hereof.

          (2) Exhibits

              (a)  See Exhibits Index below.

                                EXHIBITS INDEX
                                --------------

No.(3)    Articles of Incorporation and By-laws.

          There have been no changes in the articles of incorporation or by-law since our filing with the Securities and Exchange Commission, Washington, D.C. under the Securities Act of 1933 in the June 1966 registration statement, 2-24901.

No.(4) Instruments defining the rights of security holders, including indentures.

          There are no obligations in existence that would require disclosure of such instruments.

No.(9)    Voting trust agreement.

No.(10)   Material contracts.

          During the current year, there were no material contracts.

No.(11)   Statement re: Computation of per share earnings.

          Included in our 1995 Annual Report on Form 10-K, pages 13 and 18, and page 40 (note J) as filed with the Securities and Exchange Commission.

No.(12)   Statement re: Computation of ratios.

          The Company has no requirement for the reporting of such ratios.

No.(13) Annual report to security holders, Form 10-Q or quarterly report to security holders.

          All such reports have been filed with the Securities and Exchange Commission, Washington, D.C. for all periods, including the year ended January 28, 1995.

No.(16)   Letter re: Changes in certifying accountant.

          There have been no letters regarding change in certifying accountant.

No.(18)   Letter re: Change in Accounting Principles.

          There have been no changes in accounting principles.

No.(19)   Previously Unfiled Documents.

          There are no unfiled documents.

No.(22)   Subsidiaries of the Registrant.

          Filed as Exhibit number 1, Form 8, Amendment number 2, fiscal year ended January 31, 1986.

No.(23) Published report regarding matters submitted to vote of security holders.

All such reports requiring vote by security holders are filed with the Securities and Exchange Commission, including in our Annual Proxy for security holders.

          At the last annual meeting of security holders, the vote was for the election of the Board of Directors and appointment of Auditors, both of which were uncontested.

No.(24)   Consents of Experts and Counsel.

          All such consents have been filed with the Securities and Exchange Commissions as follows:

          Auditors: Each Annual Report, Form 10-K and the Registration Statements of June 1966 and February 1972.

          Counsel: Included in the Registration Statements of June 1966 and February 1972.

No.(25)   Power of Attorney.

          Power of attorney has not been used in any filing with the Securities and Exchange Commission.

No.(28)   Additional Exhibits.

          There are no additional exhibits to be filed.

No.(29) Information from reports furnished to state insurance regulatory authorities.

          There are no such reports required to be filed.


ITEM 14b - Reports on Form 8-K
           -------------------

     On February 27, 1995 the registrant filed Form 8-K for the acquisition of the business assets of Sheppard Distributors, Inc.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Sun City Industries, Inc. has duly caused this report to be signed on its behalf by the undersized, thereunto duly authorized.



May 12, 1995                             _______________________
                                         Malvin Avchen
                                         Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


       Signature                    Title                  Date
- ------------------          -----------------------    --------------


                            Chief Executive Officer    May 12, 1995
- ------------------            and Director
Malvin Avchen



                            President and Director     May 12, 1995
- ------------------
Gustave Minkin



                            Treasurer and Controller   May 12, 1995
- ------------------
Syed Jafri



                            Chief Operating Officer    May 12, 1995
- ------------------            and Director
Saul Zalka
