Form 10-Q
period 1995-04-29
SUN CITY INDUSTRIES INC
filed 1995-06-13
CIK 95302

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                            Washington, D.C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter April 29, 1995       Commission File no.   1-6914
         --------------------------------------------------------------



                           SUN CITY INDUSTRIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



               Delaware                                         59-0950777
    -------------------------------                        ------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)



  5545 N.W. 35 Ave. Fort Lauderdale, FL                           33309
- ----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)



Registrant's telephone number, including area code (305) 730-3333
                                                   ---------------


Same Name; Former Address-8600 Doral Blvd., #304, Miami, FL 33166 Former name,
- ------------------------------------------------------------------
former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   X     No
                                  ------    ------

FINANCIAL INFORMATION
- ---------------------

The consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to represent fairly the financial position and results of operations as of and for the periods indicated. The statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 1995.

The results of operations for the three-month period ended April 29, 1995, are not necessarily indicative of results to be expected for the entire year ending February 03, 1996.

                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                     April 29,     January 28,
ASSETS                                                                 1995           1995
- ----------------------------------------------------------------------------------------------
CURRENT ASSETS:
 Cash and equivalents                                               $   506,560    $   453,608
 Accounts and trade notes receivable, less allowance for
 doubtful accounts of $245,260 and $178,600 in 1995
 and 1994, respectively                                               6,628,775      6,053,550
Inventories                                                           3,354,680      2,645,785
Notes Receivable - current portion                                       13,749         13,545
Prepaid expenses                                                        453,016        370,445
Investment in Joint Ventures                                            816,060        734,000
                                                                    -----------    -----------
     TOTAL CURRENT ASSETS                                            11,772,840     10,270,933

PROPERTY, PLANT AND EQUIPMENT:
Land and Improvements                                                   153,082        146,404
Buildings and Improvements                                            1,012,230        999,479
Machinery and equipment                                               5,835,539      5,722,264
                                                                    -----------    -----------
                                                                      7,000,851      6,868,147
Less accumulated depreciation                                         3,892,309      3,720,607
                                                                    -----------    -----------
                                                                      3,108,542      3,147,540
Properties held for sale                                                399,420        449,500
Long-term notes receivable                                              118,369        121,822
Excess of purchase price over fair value of net assets acquired       1,675,396      1,240,501

OTHER ASSETS                                                            940,325      1,057,584
                                                                    -----------    -----------
     TOTAL                                                          $18,014,892    $16,287,880
                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ----------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
Accounts payable                                                    $ 3,643,395    $ 3,850,901
Accrued expenses                                                        508,311        495,244
Current portion of long term debt                                       587,869        687,640
Current portion of capital lease                                         62,805         62,805
Income taxes payable                                                      2,000          8,000
                                                                    -----------    -----------
     TOTAL CURRENT LIABILITIES                                        4,804,380      5,104,590
DEFERRED COMPENSATION PAYABLE                                           472,760        444,160
LONG-TERM DEBT                                                        9,063,157      7,199,174
CAPITAL LEASE                                                           460,941        476,115
STOCKHOLDERS' EQUITY:
     Common stock, $.10 par value 3,000,000 shares authorized;
       2,276,116 share issued in 1995 and 1994                          227,612        227,612
     Capital in excess of par value                                   1,070,286      1,070,286
     Retained earnings                                                4,862,956      4,766,143
                                                                    -----------    -----------
                                                                      6,160,854      6,064,041
     Less: Treasury stock at cost, 837,164 shares
       in 1995 and 1994                                              (2,682,200)    (2,682,200)
     Loan Receivable for common stock sold to ESOP                     (265,000)      (318,000)
                                                                    -----------    -----------
     Total Stockholders' Equity                                       3,213,654      3,063,841
                                                                    -----------    -----------
       TOTAL                                                        $18,014,892    $16,287,880
                                                                    ===========    ===========

                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------



                                              Three Months Ended
                                          --------------------------

                                           April 29,     April 30,
                                             1995          1994
                                          -----------   -----------
Sales                                     $21,819,325   $19,671,388

Costs and Expenses

 Cost of Sales                             20,273,150    18,200,560
 Selling, general and administrative
   expenses                                 1,196,118     1,254,738
 Interest expense                             261,656       134,457
 Other (income), net                          (10,411)       (9,165)
                                          -----------   -----------

Total Costs and Expenses                   21,720,513    19,580,590
                                          -----------   -----------
Earnings From Operation
 Before Income Taxes                      $    98,812   $    90,798

Provision For Income Taxes                      2,000         4,150
                                          -----------   -----------

Net Earnings                                   96,812        86,648
                                          ===========   ===========
Earnings Per Common and
  Common Equivalent Share                        $.07          $.06
                                                 ====          ====
Earnings Per Common Share
  Assuming Full Dilution                         $.07          $.05
                                                 ====          ====


                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      ------------------------------------


                                                              Three Months Ended
                                                            -----------------------
                                                            April 29,     April 30,
                                                              1995          1994
- -----------------------------------------------------------------------------------

Cash Flows From Operating Activities:
Net earnings                                               $    96,812   $    86,648
- ------------------------------------------------------------------------------------
Adjustments To Reconcile Net Earnings
To Net Cash (Used In) Or Provided By
Operating Activities:
- ------------------------------------------------------------------------------------
 Depreciation                                                  171,702       121,094
 Amortization of excess of purchase price
   over fair market value of net assets acquired                15,105         6,773
  Provision for losses on accounts receivable                   66,660        (3,055)
  Change in assets and liabilities:
- ------------------------------------------------------------------------------------
  (Increase) decrease in accounts
    and trade notes receivable                                (641,886)      580,031
  (Increase) decrease in inventories                          (708,895)       53,044
  (Increase) in prepaid expenses                              ( 82,571)      (31,765)
  (Increase) decrease in other assets                         (414,801)     (168,704)
  (Decrease) increase in accounts payable                     (207,506)   (1,440,548)
  Increase (Decrease) in accrued expenses                       13,067       362,219
  (Decrease) increase in income taxes payable                   (6,000)      (11,850)
   Increase in deferred compensation payable                    28,600        28,600
- ------------------------------------------------------------------------------------
Total Adjustments                                           (1,766,525)     (504,161)
- ------------------------------------------------------------------------------------
Net Cash (Used In) Or Provided By
Operating Activities                                       $(1,669,713)  $  (417,513)
- -------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Capital expenditures                                         (82,622)     (106,322)
- -------------------------------------------------------------------------------------
Cash (Used In) Or Provided By
Investing Activities                                           (82,622)     (106,322)
- ------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Proceeds from notes payable                                  1,439,619       732,744
  Repayments on notes receivable                                 3,249         2,993
  Principal payments on notes payable                         (390,581)     (441,043)
  Proceeds from subordinated debtures                          700,000
  Proceeds from loan receivable from ESOP                       53,000
- -------------------------------------------------------------------------------------
Net Cash Provided By Or (Used In)
Financing Activities                                         1,805,287       294,694
- ------------------------------------------------------------------------------------
 Net Increase (Decrease) In Cash
  and Equivalents                                               52,952      (229,141)

Cash and Equivalents, Beginning of Year                        453,608       531,608
- ------------------------------------------------------------------------------------
Cash and Equivalents, End of Year                          $   506,560   $   302,467
- ------------------------------------------------------------------------------------


Management's Discussion and Analysis of Financial
- -------------------------------------------------
Condition and Results of Operations
- -----------------------------------

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the financial statements.


The Company, which began in 1949 as an egg processing and marketing company, is now also a foodservice marketing and distribution company throughout much of the eastern seaboard of the United States with a heavy concentration in Florida.
The Company intends to expand its market share through the development of internal sales and the acquisition of related companies in the foodservice distribution business.

The Company began its expansion as a foodservice distributor in 1990 and now includes four distribution centers in Florida covering the Orlando-Disney World area, most of the West Coast of Florida, the central Florida area and Southeast Florida from Key West to West Palm Beach. In addition, the Company has distribution operations that cover markets in Atlanta, GA, Baltimore, MD, Philadelphia, PA and New Jersey.

The Company's customers include national and regional supermarkets, U.S. military installations, hotels, restaurants, airline caterers, cruise ship lines, schools and state facilities.

The Company's goal is to build a network of foodservice companies throughout the heavily populated eastern seaboard of the United States with a major focus in the State of Florida.



           FOR THE QUARTERS ENDED APRIL 28, 1995 AND APRIL 30, 1994


SALES:

During the first quarter, consolidated sales increased $2,147,937 up 10.9% compared to a year ago.


First           Total                  Foodservice            % of         Egg           % of
Quarter         Sales                  Division               Total       Division       Total
- -------         -----                  -----------            -----       --------       -----

1995             $21,819,325           $14,454,765            66.2%       $7,296,010       33.4%

1994              19,671,388            11,781,348            60.0         7,818,256       39.7

Net change       $ 2,147,937           $ 2,673,417             6.2%         (522,246)      (6.3%)



Division                        Amount          Reasons
- --------                        ------          ------
Sheppard Foodservice          $ 3,463,379    New division began 2/27/95.
Gulf Coast Foodservice            739,155    Unit Sales up 19.5%.
Certified Food Service,PA.     (1,295,244)   New Jersey Division closed.
Egg Division                     (522,246)   Market prices down 7.1%.
All Other                        (237,107)   Unit sales down.


COST OF SALES:

Cost of Sales include product cost, warehousing, distribution and egg processing costs.

During the first quarter, cost of sales rose $2,072,590 or 11.4%. This increase were generally in line with increases in sales. The rate of change is influenced by the Company's overall customer and product mix, as well as the changes in egg market prices which fluctuate significantly from year to year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses as percentage of sales for 1995 and 1994 were 5.5% and 6.4%, respectively. Changes in the percentage relationship of selling, general and administrative expenses to sales result from an interplay of both direct costs associated with the operation of each division as well as the home office administrative cost. During 1995 these costs decreased due to marginal selling, general and administrative expenses associated with the new Sheppard subsidiary. Management expects that as the Company's operations become more foodservice oriented, future direct selling, general and administrative expenses as a percentage of sales will reflect the levels typically experienced in the foodservice industry.

INTEREST EXPENSE:

Interest expense increased $127,199 during the first quarter of 1995. Of this increase $77,000 results directly from debt associated with the Sheppard and Gulf Coast acquisitions with the balance arising from an effective 35% increase in short term interest rates during the first quarter compared to a year earlier.

INCOME TAXES:

During Fiscal 1994, the Company adopted SFAS 109, Accounting for Income Taxes, effective February 1, 1993. Under SFAS 109, deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions and operating loss carry forwards. A valuation allowance is recognized to reduce net deferred tax assets to the amounts that are more likely than not to be realized.

The Company estimates that, after filing its 1995 tax return, it will have tax loss carryforwards of approximately $1,731,000 expiring in the years 2005 through 2008.

NET EARNINGS:

Net Earnings increased 11.7% from $86,648 to $96,812. Earnings per share improved 16.7% to $.07 versus $.06 per share reported for the first quarter a year ago.

Improvement in net earnings was due to contributions of newly acquired Sheppard Foodservice, improved earnings of the Gulf Coast Foodservice and a turnaround in earnings of the Certified Food Service, Pa. division compared to the first quarter the year before.

EARNINGS PER COMMON SHARE:



First Quarter Ended April ,     1995        1994
- -----------------------------------------------------

Earnings per common and
common equivalent share              $.07        $.06

Average shares used in the
computation                     1,438,952   1,506,792


LIQUIDITY AND CAPITAL RESOURCES:

The Company intends to expand its market share in the foodservice industry through the acquisition of small to mid-sized foodservice companies that have strong management teams, are situated in strategic locations and will enable the Company to expand its product lines. Additionally, the Company expects to increase sales through profitable internal growth.

In order to accomplish this goal, the Company had decided to create a program with its egg division whereby it will continue its status as an egg marketing entity but at the same time will begin to divest itself of its egg production joint ventures and seek alternatives in the operation of its egg processing operations.

During the First Quarter ended April 29, 1995:

Completed the acquisition of Sheppard Foodservice, Inc. for an initial cash payment of $1,350,000.

Completed its second private placement offering by raising $700,000 in five year Senior Subordinated Convertible Debentures carrying a fixed 9% rate, convertible at $5.125 per share.

Expanded its credit facility with its major lender from $7.0 million to $7.5 million. The credit facility is primarily for the Company's increasing working capital needs, including that associated with new acquisitions.

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

Sun City Industries, Inc. and Subsidiaries


SALES OF UNREGISTERED SECURITIES (DEBT OR EQUITY)
- -------------------------------------------------

On February 10, 1995 the Company completed a private placement offering by raising $700,000 in five year Senior Subordinated Convertible Debentures carrying a fixed rate of 9%. The debentures are convertible in common stock at $5.12 per share.



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              SUN CITY INDUSTRIES, INC.
                                              -------------------------
                                              REGISTRANT




DATE:      6/13/95                                /s/ Malvin Avchen
     ----------------------                       -------------------------
                                                      Malvin Avchen, C.E.O.



DATE:      6/13/95                            /s/ Syed Jafri
     ----------------------                   --------------------------
                                                  Syed Jafri, Treasurer



The financial statements for the three months ended April 29, 1995 and April 30, 1994, respectively, are unaudited but are prepared in conformity with accounting principles used at our last fiscal year end and include all adjustments which the Company considers necessary for a fair presentation.