Form 10-Q
period 1995-07-29
SUN CITY INDUSTRIES INC
filed 1995-09-12
CIK 95302

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------

                           Washington, D.C.   20549

                                  Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


      For Quarter  Ended July 29, 1995       Commission File No.   1-6914
      --------------------------------------------------------------------

                           SUN CITY INDUSTRIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           Delaware                                              59-0950777
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


 5545 N.W. 35 Ave. Fort Lauderdale, FL                            33309
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code (305) 730-3333
                                                   ---------------

Same Name; Former Address-8600 Doral Blvd., #304, Miami, FL 33166
-----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   X     No
                                  ------     -----

FINANCIAL INFORMATION
---------------------

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

The results of operations for the six-month period ended July 29, 1995, are not necessarily indicative of results to be expected for the entire year ending February 03, 1996.

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

           FOR THE SIX MONTHS ENDED JULY 29 , 1995 AND JULY 30, 1994

SALES:

During the six months, consolidated sales increased $7,432,399 up 21.2% compared to a year ago.


                           Total       Foodservice     % of           Egg        % of
Period                     Sales        Division       Total        Division     Total
----------------------  ------------  -------------  ----------  -------------  -------

1995                     $42,452,981   $28,792,481     67.8%       $13,560,501   31.9%

1994                      35,020,582    21,361,007     61.0%        13,519,237   38.6%

Net change               $ 7,432,399   $ 7,431,474      6.8%            41,264   (6.7%)

Percent Change                  21.2%         34.8%



Division                           Amount       Reasons
-----------------------------   -----------   ------------
Sheppard Foodservice            $ 8,019,238   New division began 2/27/95.
Gulf Coast Foodservice            1,280,830   Unit Sales up 18.5%.
Sun City Produce                  1,153,545   New Division, began 6/19/95.
Certified Food Service,PA.       (2,372,363)  New Jersey Division closed.
Certified Food Service, GA.        (450,876)  Transferred egg sales to Sun City Marketing in


                                             GA.
All Other                      (197,975)     Unit sales down.


COST OF SALES:

Cost of Sales include product cost, warehousing, distribution and egg processing costs.

During the first six months, cost of sales rose $8,093,772 or 25.2%. This increase was generally in line with increases in sales. The rate of change is influenced by the Company's overall customer and product mix, as well as the changes in egg market prices which fluctuate significantly from year to year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses as percentage of sales for 1995 and 1994 were 5.0% and 6.9%, respectively. Changes in the percentage relationship of selling, general and administrative expenses to sales result from an interplay of both direct costs associated with the operation of each division as well as the home office administrative cost. During 1995 these costs decreased due to marginal selling, general and administrative expenses associated with the new Sheppard subsidiary. Management expects that as the Company's operations become more foodservice oriented, future direct selling, general and administrative expenses as a percentage of sales will reflect the levels typically experienced in the foodservice industry.

INTEREST EXPENSE:

Interest expense increased $254,088 during the first six months of 1995. Of this increase $154,000 results directly from debt associated with the Sheppard and Gulf Coast acquisitions with the balance arising from increased borrowing and an effective 29.5% increase in short term interest rates on its primary line of credit, compared to a year earlier.

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

The Company estimates that, after filing its 1995 tax return, it will have tax loss carry forwards of approximately $1,731,000 expiring in the years 2005 through 2008.

NET EARNINGS:

During the first six months the Company incurred a net loss of $405,077 versus a profit of $172,889 for the same period the year before. Contributing to the loss was a $305,000 decrease in operating profit in the egg division, losses of $114,000 in the egg production joint ventures and an increase of $254,000 in interest expense which offset the improvements made by the newly acquired foodservice divisions. Contributing to the reduction in egg division operating profits was a decline in available egg supply arising when the company began to divest of it's egg production joint ventures, forcing the company to replace this supply at higher costs, creating lower gross profit margins and resulting in reduced profits.

(LOSS) EARNINGS PER COMMON SHARE:


Six Months Ended July ,              1995        1994
--------------------------------------------------------------------
(Loss) earnings per common and
common equivalent share            ($.28)        $.12

Average shares used in the
computation                       1,438,952   1,503,525


LIQUIDITY AND CAPITAL RESOURCES:

The Company now intends to consolidate its market share in the foodservice industry through it's recent acquisitions and newly developed produce division. These companies have strong management teams and are situated in strategic locations that will enable the Company to expand its product lines and increase sales through internal growth.

In order to accomplish this goal, the Company had decided to create a program with its egg division whereby it will continue its status as an egg marketing entity but at the same time will begin to divest itself of its egg production joint ventures and seek alternatives in the operation of its egg processing operations. Progress in this regard is expected sometime during the third quarter.

During the Six Months ended July 28, 1995:

Created the Sun City Produce division which is a unit that services the many produce distributors and retailers in South Florida.

Completed the acquisition of Sheppard Foodservice, Inc. in February, 1995 for an initial cash payment of $1,350,000.

Completed its second private placement offering by raising $700,000 in five year Senior Subordinated Convertible Debentures, carrying a fixed 9% rate, convertible at $5.125 per share.

Expanded its credit facility with its major lender from $7.0 million to $7.5 million. The credit facility is primarily for the Company's increasing working capital needs, including that associated with new acquisitions.

The Company's liquidity condition has been negatively impacted by the operations of its egg division. However, management is now into a program whereby it will be changing the manner in which it will, in the future, operate its egg business. If successful, the Company would eliminate its focus on egg processing and egg production joint ventures to that of being an egg marketing entity and as a result should reduce its debt load and eliminate the negative results associated with its current egg operations.

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                          ONSOLIDATED BALANCE SHEETS


                                                 JULY 29         JANUARY 28
                                                  1995              1995
-------------------------------------------------------------------------------
Cash and equivalents                           $   346,618      $   453,608
Accounts and trade notes
 receivable, less allowance for
 doubtful accounts of $305,422
 and $178,600, respectively                      7,160,177        6,053,550

Inventories                                      3,322,477        2,645,785
Notes Receivable-current portion                    14,166           13,545
Prepaid Expenses                                   498,807          370,445
Investment in Joint Ventures                       743,250          734,000
                                               -----------      -----------
     TOTAL CURRENT ASSETS                       12,085,495       10,270,933

PROPERTY, PLANT AND EQUIPMENT:
Land and Improvements                              153,082          146,404
Buildings and Improvements                       1,023,681          999,479
Machinery and equipment                          5,662,969        5,722,264
                                               -----------      -----------
                                                 6,839,732        6,868,147
Less accumulated depreciation                    3,712,444        3,720,607
                                               -----------      -----------
                                                 3,127,288        3,147,540

Properties held for sale                           393,466          449,500
Long-term notes receivable                         113,505          121,822
Excess of purchase price over fair value
 of net assets acquired                          1,655,790        1,240,501
OTHER ASSETS                                       863,177        1,057,584
                                               -----------      -----------
     TOTAL                                     $18,238,721      $16,287,880
                                               ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
CURRENT LIABILITIES:
Accounts payable                               $ 5,274,841      $ 3,850,901
Accrued expenses                                   522,300          495,244
Current portion of long-term debt                  541,357          687,640
Current portion of capital lease                    62,805           62,805
Income taxes payable                                 2,000            8,000
                                               -----------      -----------
     TOTAL CURRENT LIABILITIES                   6,403,303        5,104,590

DEFERRED COMPENSATION PAYABLE                      472,760          444,160
LONG-TERM DEBT                                   8,205,470        7,199,174
CAPITAL LEASE                                      445,424          476,115
STOCKHOLDERS' EQUITY:
 Common stock, $.10 par value 3,000,000
 shares authorized; 2,276,116 shares issued,
 respectively in 1995 and 1994                     227,612          227,612
 Capital in excess of par value                  1,070,286        1,070,286
 Retained earnings                               4,361,066        4,766,143
                                               -----------      -----------
                                                 5,658,964        6,064,041
 Less: Treasury stock at cost, 837,164
    and 840,414 shares in 1995 and
    1994, respectively                          (2,682,200)      (2,682,200)

 Loan Receivable for common stock
    sold to ESOP                                  (265,000)        (318,000)
                                               -----------      -----------
 Total Stockholders' Equity                      2,711,764        3,063,841
                                               -----------      -----------
     TOTAL                                     $18,238,721      $16,287,880
                                               ===========      ===========

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                         SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                -------------------------------    ------------------------------

                                                   July 29         July 30             July 29         July 30
                                                    1995            1994                1995            1994
                                                -------------   -------------      -------------    -------------
Sales                                            $42,452,981     $35,020,582        $20,633,656      $15,349,194

Costs and Expenses

  Cost of Sales                                   40,235,198      32,141,426         19,962,048       13,940,866
  Selling, general and administrative expenses     2,099,503       2,427,943            903,385        1,173,205
  Interest expense                                   540,882         286,794            279,226          152,337
  Other (income), net                                (19,525)        (15,760)            (9,114)          (6,595)
                                                ------------    ------------       ------------     ------------

Total Costs and Expenses                          42,856,058      34,840,403         21,135,545       15,259,813
                                                ------------    ------------       ------------     ------------
Earning From Operations Before Income Taxes     $   (403,077)   $    180,179       $   (501,889)    $     89,381

Provisions For Income Taxes                            2,000           7,290                --             3,140
                                                ------------    ------------       ------------     ------------
Net Earnings                                        (405,077)        172,889           (501,889)          86,241
                                                ------------    ------------       ------------     ------------

Earnings Per Common and
 Common Equivalent Share                        ($       .28)    $       .12      ($        .35)    $        .06

Earnings Per Common Share
 Assuming Full Dilution                         ($       .28)    $       .11      ($        .35)    $        .06

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                            Six Months Ended
                                                      July 29              July 30
                                                       1995                 1994
                                                    -----------         -----------
Cash Flows From Operating Activities:
Net Earnings                                          ($405,077)        $   172,889
-----------------------------------------------------------------------------------
Adjustments To Reconcile Net Earnings
To Net Cash (Used In) Or Provided By

Operating Activities:
-----------------------------------------------------------------------------------
Depreciation                                            353,684             240,137
Amortization of excess of purchase price
  over fair market value of net assets acquired          34,711              15,066
Provisions for losses on accounts receivable            126,822              81,307
-----------------------------------------------------------------------------------
Change in assets and liabilities:
  (Increase) decrease in accounts
    and trade notes receivable                       (1,233,449)          1,524,642
  (Increase) decrease in inventories                   (676,692)            286,643
  (Increase) in prepaid expenses                       (128,363)           (117,997)
  (Increase) in investment in joint venture              (9,250)           (194,000)
  (Increase) decrease in other assets                  (255,593)           (386,800)
  (Decrease) increase in accounts payable             1,423,940          (1,978,871)
  Increase in accrued expenses                           27,056             566,867
  (Decrease) increase in income taxes payable            (6,000)             (8,710)
  Increase in deferred compensation payable              28,600              57,200
-----------------------------------------------------------------------------------
Total Adjustments                                      (314,534)             85,484
-----------------------------------------------------------------------------------
Net Cash (Used In) Or Provided By
Operating Activities                                   (719,611)            258,373
-----------------------------------------------------------------------------------
Cash Flow From Investing Activities:
 Capital Expenditures                                  (277,398)           (220,809)
-----------------------------------------------------------------------------------
Net Cash (Used In) Investing Activities:               (277,398)           (220,809)
-----------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Proceeds from notes payable                         1,488,739             732,744
  Repayments on notes receivable                          7,697
  Principal payments on notes payable                (1,359,417)           (803,935)
  Proceeds from subordinated debt                       700,000                  --
  Proceeds from loan receivable from ESOP                53,000              53,000
-----------------------------------------------------------------------------------
Net Cash Provided By Or (Used In)
  Financing Activities                                  890,019             (18,191)
-----------------------------------------------------------------------------------
Net Increase (Decrease) In Cash
  and Equivalents                                      (106,990)             19,373
-----------------------------------------------------------------------------------
Cash and Equivalents, Beginning of Year                 453,608             531,608
-----------------------------------------------------------------------------------
Cash and Equivalents, End of Year                   $   346,618         $   550,981
-----------------------------------------------------------------------------------


Sun City Industries, Inc. and Subsidiaries

SALES OF UNREGISTERED SECURITIES (DEBT OR EQUITY)
-------------------------------------------------

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


                                              SUN CITY INDUSTRIES, INC.
                                              -------------------------
                                              REGISTRANT




DATE: 09-12-95                                Malvin Avchen
     ------------------------                 -------------------------
                                              Malvin Avchen, C.E.O.



DATE: 09-12-95                                Syed Jafri
     ------------------------                 -------------------------
                                              Syed Jafri, Treasurer

The financial statements for the six months ended July 29, 1995 and July 30, 1994, respectively, are unaudited but are prepared in conformity with accounting principles used at our last fiscal year end and include all adjustments which the Company considers necessary for a fair presentation.