Form 10-Q
period 1995-10-28
SUN CITY INDUSTRIES INC
filed 1995-12-12
CIK 95302

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                            Washington, D.C.   20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended October 28, 1995     Commission File No. 1-6914
       -----------------------------------------------------------------

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


Same Name; Former Address-8600 Doral Blvd., #304, Miami, FL 33166
------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   X     No
                                  ----       ----
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

The results of operations for the nine-month period ended October 28, 1995, are not necessarily indicative of results to be expected for the entire year ending February 03, 1996.

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

The Company began its expansion as a foodservice distributor in 1990 and now includes four distribution centers in Florida covering the Orlando-Disney World area, the West Coast of Florida, the central Florida area and Southeast Florida from Key West to West Palm Beach. In addition, the Company has distribution operations that cover markets in Atlanta, GA, Baltimore, MD, Philadelphia, PA and New Jersey.

The Company's customers include national and regional supermarkets, U.S. military installations, hotels, restaurants, airline caterers, cruise ship lines, schools and state facilities.

The Company's goal is to build a network of foodservice companies throughout the heavily populated eastern seaboard of the United States with a major focus in the State of Florida.

        FOR THE NINE MONTHS ENDED OCTOBER 28, 1995 AND OCTOBER 29, 1994
        ----------------------------------------------------------------

SALES:

During the nine months, consolidated sales increased $14,605,551 up 22.0% compared to a year ago.

                                             TOTAL        FOODSERVICE      % OF    EGG            % OF
 PERIOD                  SALES              DIVISION         TOTAL          DIVISION         TOTAL
---------              ------------       ------------    -----------     --------------    -----------

1995                   $66,369,435        $46,342,011      69.8%          $19,894,942         30.0%

1994                    51,763,884         31,279,817      60.4%           20,281,120         39.2%

Net Change              14,605,551         15,062,194                        (386,178)

Percent Change                22.0%              48.2%                          (1.9%)


DIVISION                           AMOUNT                     REASONS
--------                          -------                     -------
Sheppard Foodservice             $12,290,405     New division, began 2/27/95.
Sun City Produce                   4,312,949     New Division, began 6/19/95.
Gulf Coast Foodservice             1,933,885     Unit Sales up 18.6%.
Certified Food Service, PA.       (2,965,304)    New Jersey Division closed
                                                 7/31/94.
Certified Food Service, GA.         (437,215)    Transferred divisions chain
                                                 store egg sales to Company's
                                                 Egg Division.
Egg Division                        (386,178)    Sold Spring Grove, PA during
                                                 third quarter 1995.
All Other                           (142,991)
                                 -----------
                                 $14,605,551

COST OF SALES:

Cost of Sales include product cost, warehousing, distribution and egg processing costs.

During the nine months, the cost of sales rose $16,149,335 or 34.0%. This increase reflects the higher costs incurred with the egg production joint ventures; the increased cost of egg supply associated with the corresponding decline in regular egg supply and the higher cost of operating due to the inefficiencies associated with phasing out of egg operations. Additionally, cost of sales associated with the newly acquired Sheppard Foodservice and new start up division, Sun City Produce are generally higher as a percent of sales than existing operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses as percentage of sales for 1995 and 1994 were 5.3% and 7.0%, respectively. Changes in the percentage relationship of selling, general and administrative expenses to sales result from an interplay of both direct costs associated with the operation of each division as well as the home office administrative cost. During 1995 these costs decreased due to marginal selling, general and administrative expenses associated with the relatively high sales volume of the new Sheppard and Sun City Produce subsidiaries. Management expects that as the Company's operations become more foodservice oriented, future direct selling, general and administrative expenses as a percentage of sales will reflect the levels typically experienced in the foodservice industry.

INTEREST EXPENSE:

Interest expense increased $348,446 during the first nine months of 1995. Of this increase $240,000 results directly from debt associated with the Sheppard and Gulf Coast acquisitions with the balance arising from an effective 21% increase in short term interest rates during the nine months as compared to the same period a year earlier.

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

The Company estimates that, after filing its 1995 tax return, it will have tax loss carry forwards of approximately $2,208,000 expiring in the years 2005 through 2008.

NET EARNINGS:

During the first nine months the Company incurred a total net loss of $1,576,383 versus a profit of $259,106 for the same period the year before. Contributing to the loss was a $1,225,000 turnaround in the egg division profits going from a $800,000 profit last year to a $425,000 loss this year. Reasons for the decline were:

          Joint venture losses                      $  476,000
          Reduced profits resulting
            from the decline in egg
            supply, lower volume and
            the closing of Spring
            Grove                                      607,000
          Loss on disposition of
            Spring Grove                               155,000
          Increased interest costs                     348,000

(LOSS) EARNINGS PER COMMON SHARE:

Nine Months Ended October:                   1995         1994
--------------------------------------  ---------   ----------

(Loss) earnings per common and
common equivalent share                    ($1.10)       $ .17

Average shares used in the
computation                             1,438,952    1,525,350


LIQUIDITY AND CAPITAL RESOURCES:

The Company now intends to consolidate its market share in the foodservice industry through its recent acquisitions and newly developed produce division. These companies have strong management teams and are situated in strategic locations that will enable the Company to expand its product lines and increase sales through internal growth.

In order to accomplish this goal, the Company has developed a program to divest itself of its egg production joint ventures and sell or lease its egg processing operations while continuing its base strength as an egg marketing entity.
During the third quarter the Company completed its first sale, that of the Spring Grove, Pennsylvania location whereby it disposed of certain business assets comprising a major portion of its egg production joint venture investments and a portion of its egg processing business. Nearby Eggs, Inc., a Pennsylvania subsidiary of the Company, sold its operating assets, consisting primarily of inventory, equipment and goodwill, to Hillandale Farms East, Inc., a Pennsylvania corporation and subleased its egg processing facility in Spring Grove, Pennsylvania to Hillandale. The Company will be released from the prime lease after the four-year sublease expires. The sale price was approximately $351,000, paid at closing and the buyer's assumption of certain designated liabilities relating to leased egg processing equipment and transportation equipment.

Nearby Eggs, Inc. retained its accounts receivables and trade account payables.

Affiliate Sun City Marketing Corp. entered into a Consulting Agreement with the buyer, to provide certain egg marketing services after the closing for a four year period.

At the same time, another affiliate, Nearby Producers Egg and Poultry Marketing Corp. sold to R.D. Bowman and Sons, Inc., a Maryland corporation, its interests in various egg production joint ventures, for a purchase price approximately equal to applicable liabilities.

The Company is currently involved in negotiations for the sale of its remaining egg processing businesses in North Carolina and Virginia and the final unit of its egg production joint ventures in North Carolina. If these transactions are successfully completed, the Company will have made a transition in its egg operations from that of an egg processor-distributor to exclusively that of an egg marketing entity.

During the Nine Months Ended October 28, 1995:

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

The Company's liquidity condition has been negatively impacted by the operations of its egg division. However, management is engaged in a program whereby it is changing the manner in which it will, in the future, operate its egg division. If successful, the Company would eliminate its focus on egg processing and egg production joint ventures to that of being an egg marketing entity and as a result should reduce its debt load and eliminate the negative results associated with its current operations.

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                    OCTOBER 28,   JANUARY 28,
ASSETS                                                 1995          1995
-----------------------------------------------------------------------------
Cash and equivalents                               $   306,232   $   453,608
Accounts and trade notes
   receivable, less allowance for
   doubtful accounts of $326,679
   and $178,600, respectively                        8,236,426     6,053,550

Inventories                                          3,852,630     2,645,785
Notes Receivable-current portion                        14,487        13,545
Prepaid Expenses                                       435,024       370,445
Investment in Joint Ventures                           207,000       734,000
                                                   -----------   -----------
    TOTAL CURRENT ASSETS                            13,051,799    10,270,933
                                                   -----------   -----------


PROPERTY, PLANT AND EQUIPMENT:
Land and Improvements                                  146,404       146,404
Buildings and Improvements                             974,846       999,479
Machinery and equipment                              4,663,078     5,722,264
                                                   -----------   -----------
                                                     5,784,328     6,868,147
Less accumulated depreciation                        3,443,729     3,720,607
                                                   -----------   -----------
                                                     2,340,599     3,147,540

Properties held for sale                               388,736       449,500
Long-term notes receivable                             109,766       121,822
Excess of purchase price over fair
   value of net assets acquired                      1,636,184     1,240,501
OTHER ASSETS                                           956,235     1,057,584
                                                   -----------   -----------
    TOTAL                                          $18,483,319   $16,287,880
                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------
CURRENT LIABILITIES:
Accounts payable                                     6,994,942   $ 3,850,901
Accrued expenses                                       475,300       495,244
Current portion of long-term debt                      417,112       687,640
Current portion of capital lease                             -        62,805
Income taxes payable                                     2,000         8,000
                                                   -----------   -----------
    TOTAL CURRENT LIABILITIES                        7,889,354     5,104,590

DEFERRED COMPENSATION PAYABLE                          529,960       444,160
LONG-TERM DEBT                                       8,523,544     7,199,174
CAPITAL LEASE                                                -       476,115
STOCKHOLDERS' EQUITY:
   Common stock, $.10 par value 3,000,000
    shares authorized; 2,276,116 shares issued,
    respectively in 1995 and 1994                      227,612       227,612
   Capital in excess of par value                    1,070,286     1,070,286
   Retained earnings                                 3,189,763     4,766,143
                                                   -----------   -----------
                                                     4,487,661     6,064,041
   Less: Treasury stock at cost, 837,164 and
    840,414 shares in 1995 and 1994,
    respectively                                    (2,682,200)   (2,682,200)
   Loan Receivable for common stock sold
    to ESOP                                           (265,000)     (318,000)
                                                   -----------   -----------
   Total Stockholders' Equity                        1,540,461     3,063,841
                                                   -----------   -----------
      TOTAL                                        $18,483,319   $16,287,880
                                                   ===========   ===========

                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                    NINE MONTHS ENDED         THREE MONTHS ENDED
                              --------------------------   -------------------------
                                 Oct. 28,      Oct. 29,      Oct. 28,      Oct. 29,
                                  1995          1994          1995          1994
                              -----------   ------------   -----------   -----------
Sales                         $66,369,435    $51,763,884   $23,916,454   $16,743,302

Costs and Expenses

Cost of Sales                  63,556,805     47,407,470    23,321,607    15,266,044
Selling, general and
  administrative expenses       3,486,999      3,652,838     1,387,496     1,224,895
Interest expense                  806,372        457,926       265,490       171,132
Other (income), net                93,642        (24,246)      113,167        (8,486)
                              -----------    -----------   -----------   -----------

Total Costs and Expenses       67,943,818     51,493,988    25,087,760    16,653,585
                              -----------    -----------   -----------   -----------

Earnings From Operation
  Before Income Taxes          (1,574,383)       269,896    (1,171,306)       89,717

Provision For Income Taxes         (2,000)       (10,790)        -            (3,500)
                              -----------    -----------   -----------   -----------
Net Earnings                   (1,576,383)       259,106    (1,171,306)       86,217
                              -----------    -----------   -----------   -----------

Earnings Per Common and
 Common Equivalent Share      $     (1.10)   $       .17   $     ( .81)  $       .06

Earnings Per Common Share
 Assuming Full Dilution       $     (1.10)   $       .17   $     ( .81)  $       .06

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW


                                                             NINE MONTHS ENDED
                                                           OCT. 28,     OCT. 29,
                                                             1995         1994
                                                         ----------    ----------
Cash Flows From Operating Activities:
Net Earnings                                             $(1,576,383)     259,106
                                                         -----------   ----------
Adjustments To Reconcile Net Earnings
To Net Cash (Used In) Or Provided By

Operating Activities:
Depreciation                                                 518,744      371,679
Amortization of purchase price
  over fair market value of net asset acquired                54,317       23,359

Provisions for losses on accounts receivable                 148,079       86,646
                                                         -----------   ----------
Change in assets and liabilities:
  (Increase) decrease in accounts
   and trade notes receivable                             (2,330,955)     635,782
  (Increase) decrease in inventories                      (1,206,845)      42,142
  (Increase) in prepaid expenses                             (64,579)     (93,997)
   Decrease (Increase) in investment in joint venture        527,000     (291,840)
  (Increase) decrease in other assets                       (348,651)    (210,255)
   Increase (Decrease) in accounts payable                 3,144,041   (1,746,860)
   Increase (Decrease) in accrued expenses                   (19,944)   1,411,552
  (Decrease) increase in income taxes payable                 (6,000)      (5,210)
   Increase in deferred compensation payable                  85,800       85,800
                                                         -----------   ----------
Total Adjustments                                            501,007      308,798
                                                         -----------   ----------

Net Cash (Used In) Or Provided By
Operating Activities                                      (1,075,376)     567,904
                                                         -----------   ----------
Cash Flow From Investing Activities:
  Capital Expenditures                                       348,961   (1,115,739)
                                                         -----------   ----------
Net Cash (Used In) Investing Activities:                     348,961   (1,115,739)
                                                         -----------   ----------
Cash Flows From Financing Activities:
  Principal payments on long term debt                    (1,673,817)    (914,490)
  Proceeds from long term debt                             1,488,739    1,407,744
  Proceeds from loan receivable from ESOP                     53,000       53,000
  Proceeds from exercise of options                                -        3,899
  Proceeds from notes receivable                              11,117            -
  Proceeds from subordinated debt                            700,000          224
                                                         -----------   ----------
Net Cash Provided By Or (Used In)
  Financing Activities                                       579,039      550,377
                                                         -----------   ----------
Net Increase (Decrease) In Cash
  and Equivalents                                           (147,376)       2,542
                                                         -----------   ----------
Cash and Equivalents, Beginning of Year                      453,608      531,608
                                                         -----------   ----------
Cash and Equivalents, End of Year                            306,232      534,150
                                                         -----------   ----------

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



                                               SUN CITY INDUSTRIES, INC.
                                               -------------------------
                                               REGISTRANT




DATE:                                          Malvin Avchen
       ---------------------                   ---------------------------
                                               Malvin Avchen, C.E.O.



DATE:                                          Syed Jafri
       ---------------------                   --------------------------
                                               Syed Jafri, Treasurer



The financial statements for the nine months ended october 28, 1995 and October 29, 1994, respectively, are unaudited but are prepared in conformity with accounting principles used at our last fiscal year end and include all adjustments which the Company considers necessary for a fair presentation.