Form 10-K405
SUN CITY INDUSTRIES INC
filed 1996-05-20
CIK 95302

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(Mark One)
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    X                    SECURITIES EXCHANGE ACT OF 1934
  -----

                   For the fiscal year ended February 3, 1996
                                       OR
           TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OR THE
  -----                  SECURITIES EXCHANGE ACT OF 1934

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

                                          Name of each exchange
Title of Each Class                       on which registered
-------------------                       -------------------
   Common Stock,                        American Stock Exchange
Par value $.10 per share

Securities registered pursuant to Section 12 (g) of the Act: None

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

          As of April 15, 1996, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $2,746,165 (the price at which the stock was sold at the close of business on April 15, 1996). For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at April 15, 1996 were excluded from the number of shares held by non-affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of April 15, 1996 there were 1,447,902 shares of the Registrant's $.10 par value Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

          The Registrant's definitive proxy statement for its 1996 Annual Meeting of Stockholders to be held on June 26, 1996 is incorporated by reference into Part III of this Form 10-K.

Total Number of Pages:   47        Exhibit Index: Page No.   44
                       ------                              ------

                                     PART I
                                     ------

     Special Note Regarding Forward-Looking Statements
     -------------------------------------------------

     Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Sun City Industries, Inc. (the "Company" or "Sun City") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; acceptance of new services; changing trends in customer orders; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of product and supplies; changes in, or failure to comply with, government regulations; the costs and other effects of legal and administrative proceedings; and other factors referenced in this Form 10-K. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1 - Business
         --------

     As a result of a 1990 Stock Redemption, a new Executive Management team took over operating control of Sun City. The Executive Team developed a business plan and began its implementation during fiscal year 1993. The plan concentrates on the Company's foodservice operations where Management believes opportunities exist for growth through mergers and acquisitions as well as geographical and product line expansion.

1)   General Development of the Business
     -----------------------------------

 a) The Company was founded in 1949 as an egg distributor. Sun City went public in 1966 to raise cash to expand its basic business and make acquisitions. Sun City made its first acquisitions in 1969, an egg producer located in Florida and an egg processor located in Georgia. The Company moved into foodservice distribution in late 1969 with the acquisition of Certified Poultry & Egg Co. of Miami, Florida. In 1970 and 1971, Sun City made several other acquisitions of egg distribution and processing companies. During the late 1970's, Sun City acquired its second egg production company located in Wilson, North Carolina. During this period, Sun City's primary focus was the production, processing and marketing of eggs.

 b) Sun City's egg operations grew throughout the 1970's and 1980's. Sun City also experienced rapid internal growth in its sole foodservice business unit, which revenues grew from approximately $1.5 million in 1969 to over $10 million by 1979. The Company expanded its foodservice operations by opening an Orlando foodservice distribution center in 1982. Sun City disposed of all its own egg production operations by 1989 due to the volatile nature of the raw egg supply in the industry. In the early 1990's, the Company's new management team began implementation of a plan to build a network of foodservice companies serving the Southeastern United States with a primary focus on Florida. In 1991, Sun City acquired William F. O'Brien, Inc. and Diversified Foods, Inc., both of Fort Lauderdale, Florida and Gilley's Sausage Co., Inc. of Winston, Georgia. In 1993, Sun City acquired Gulf Coast Food Distributors, Inc. located in Port Richey, Florida.

 c) In February 1995, Sun City acquired Sheppard Distributors, Inc. of Auburndale, Florida. Sun City Produce, Inc. was founded in June 1995.

 d) During fiscal year 1993, Sun City was faced with severe shortages in its supply of eggs, creating substantial losses in its egg division. In an attempt to protect the profitability of its egg division, Sun City developed a program of investing in egg producing joint ventures, creating a steady supply of eggs for the egg processing operations. Sun City completed the joint venture program in fiscal year

    1993, resulting in increased profitability in its egg division in 1993 and 1994. However, the highly cyclical nature of the egg industry led to reduced profitability during late 1994 and all of 1995. Company management, realizing that Sun City's competitive position in the egg production and processing business was declining, made the decision to exit the egg business allowing management to focus its attention solely on the egg marketing and foodservice distribution business. By January 1996, Sun City divested all of its egg production joint ventures and egg processing businesses.

 e) Sun City's management continues to focus on growing its foodservice operations. The Company has seen steady growth in its hotel, restaurant (both chain and independent), and institutional (such as school systems and prison systems) customers. Today, the Company has a customer base generating annualized sales volume of approximately $70 million in highly desirable markets. Sun City's primary areas of distribution span from Naples to the Panhandle on the west coast of Florida, and from Tampa to Orlando to Daytona in Central Florida. The Company's South Florida market area stretches along the east coast from West Palm Beach to Dade, Broward and Monroe counties.

    A summary of sales by business segment for the fiscal years 1996, 1995 and 1994 is as follows:


                                                   1996   1995   1994
                                                   -----  -----  -----
 Foodservice Division                              71.4%  59.2%  51.7%

 Egg Division and Other                            28.6%  40.8%  48.3%

2)  Description of segments in developmental stage - None.

3) Sources and Availability of Raw Materials - The Company believes that the relationship with its suppliers is good and that alternative supplies are generally available. During fiscal year 1993, the Company commenced a program of upgrading the quality and quantity of its egg supply by making investments in various egg producing joint ventures. Although the size of each investment varied between 15% and 25%, the Company received 100% of the eggs produced by these joint ventures. The Company generally purchased its shell eggs from a large number of producers including its joint ventures, located in the general vicinity of the Company's processing plants and distribution centers.

    The following is a summary of the major egg vendors for the fiscal years 1996, 1995 and 1994:


                                                   1996   1995   1994
                                                  -----  -----  -----

  Joint Ventures                                  52.9%  52.0%
  Hemmelgarn                                      12.3
  Braswell Milling                                 8.6   10.5   13.2%
  Other                                           26.2   37.5   86.8

4)  Patents, trademarks, licenses, franchises held - None.

5) There are no significant seasonal effects on the Company's consolidated business.

6) The Company was able to turn its resale inventory 34 times during the fiscal year ended February 3, 1996 and maintain its outstanding average receivables at the 26 day level.

    The Company does not maintain large amounts of inventory to meet customer requirements nor does it provide extended payment terms to its customers.

7) During the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994, sales to the Company's major customer were 7.5%, 9.5% and 10.4%, respectively, of consolidated sales; and sales to the next leading customer were 1.2%, 4.2% and 4.6%, respectively, of consolidated sales.

    Although the Company's relationships with many of its major customers are long standing, the Company generally does not have contracts with its customers and, accordingly, such customers have no legal obligation to continue purchasing from the Company. The Company believes that its relationships with its customers are good and that the loss of one of its major customers would have only a temporary adverse effect on its business. During the fiscal year ended February 3, 1996, approximately 71% of Company's total sales were made to about 4,600 institutional customers located in Florida, Georgia, Pennsylvania, New Jersey, New York, Washington D.C. and Maryland. During fiscal years ended January 28, 1995 and January 29, 1994, these sales amounted to approximately 60% and 51%, respectively.

8)  The Company has no backlog of orders.

 9) Government contracts subject to renegotiation or termination -None.

10) The shell egg industry is both highly competitive and comprised of a large number of competing entities. The Company's management believes that the Company is a significant factor in shell egg marketing on the Eastern Seaboard. The Company's other lines of business are also highly competitive industries comprised of a large number of competing entities. Management does not believe the Company is a significant factor in any of its nonshell egg lines of business.

11) The Company had no expenditures for research and development during the fiscal years ended February 3, 1996, January 28, 1995, and January 29, 1994.

12) The Company has not had to make any material expenditures in connection with compliance with environmental regulations.

13) The Company (including its wholly-owned subsidiaries) had 300, 310 and 282 employees at the end of fiscal years 1996, 1995 and 1994, respectively,

    Virtually all of the Company's sales have been domestic for the current and past two fiscal years.

ITEM 2 - Description of Property
         -----------------------

     Location           Owner/Tenant        Facilities
     --------           ------------        -----------------------------------

1.   Miami,                Owner            Plant complex comprising
     Florida                                approximately 10,125 sq. ft. of land
                                            and improvements. Currently, the
                                            facility is not being utilized and
                                            is being held for sale.

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








3.   Burgaw,               Owner            Plant complex comprising
     North Carolina                         approximately 18,300 sq. ft. of land
                                            and improvements of which 12,100 sq.
                                            ft. is for general operations, 5,200
                                            sq. ft. is refrigerated, and 1,000
                                            sq. ft. is office space.  The
                                            Company was a tenant of Pender
                                            County Industrial Development
                                            Corporation under purchase option
                                            lease.  During the 1993 fiscal year,
                                            the debt on this facility was paid
                                            in full and as such title to the
                                            property was deeded over to the
                                            Company by the Pender County
                                            Industrial Development Corporation.
                                            Operations ceased during December
                                            1995.  This facility is currently
                                            being leased out.

4.   Jarratt,           Owner               Plant complex comprising
     Virginia                               approximately 17,500 sq. ft. on 5.72
                                            acres of land of which 12,000 sq.
                                            ft. is used for warehousing and
                                            distribution, 4,400 sq. ft. is
                                            refrigeration, and 1,100 sq. ft. is
                                            office space.  Operations ceased on
                                            January 31, 1996.  This property has
                                            been listed for sale.

5.   Orlando,           Tenant              Plant complex comprising
     Florida                                approximately 7,200 sq. ft. of
                                            warehouse.  The Company is a tenant
                                            at a monthly rental of $1,770 under
                                            a lease expiring on November 30,
                                            1996.  This facility is adequate and
                                            being fully utilized.

6.   Fort Lauderdale,   Tenant              Plant complex comprising
     Florida                                15,556 sq. ft. including the
                                            Company's executive and
                                            administrative offices and its


                                            Certified Poultry & Egg Foodservice
                                            operations.  The plant includes
                                            5,000 sq. ft. of refrigerated space,
                                            4,608 sq. ft of dry warehouse space
                                            and 5,942 sq. ft. of operations and
                                            administrative offices.  The Company
                                            is a tenant, at a monthly rental of
                                            $8,554, under a lease expiring on
                                            May 31, 1999.  This facility is
                                            adequate and is being fully
                                            utilized.


 7.  Atlanta,             Owner             Plant  complex   comprising
     Georgia                                approximately 5,000 sq. ft. of
                                            coolers, freezers and office space
                                            on 2.5 acres of land.  This facility
                                            is adequate and is being fully
                                            utilized.

 8.  Port Richey,         Tenant            Plant  complex  comprising
     Florida                                approximately 30,000 sq. ft. of
                                            which 10,000 sq. ft. is
                                            refrigerated, 7,000 sq. ft. is a
                                            refrigerated dock area, 11,500 sq.
                                            ft. is a dry warehouse and 1,500 sq.
                                            ft. is office space.  The Company is
                                            a tenant at a monthly rent of $9,000
                                            until December 1996.  This facility
                                            is adequate and being fully utilized.

 9.  Auburndale,          Tenant            Plant complex comprising
     Florida                                approximately 15,000 sq. ft. of
                                            which 10,000 sq. ft. is
                                            refrigerated, 3,000 sq. ft. is
                                            warehouse and 2,000 sq. ft. is
                                            office space.  The Company is a
                                            tenant, at a monthly rent of $3,500
                                            under a lease expiring February 26,
                                            1998.  This facility is adequate and
                                            being fully utilized.

10.  Burlington,          Tenant            Plant  complex  comprising
     New Jersey                             approximately 14,900 sq. ft. of
                                            which 7,000 sq. ft. is refrigerated,
                                            5,400 sq. ft. is warehouse and 2,500


                                            sq. ft. is office space.  The
                                            Company is a tenant, at a monthly
                                            rent of $2,607 under a lease
                                            expiring August 31, 1997.  This
                                            facility is adequate and being fully
                                            utilized.

11.  Pompano Beach,       Tenant            Plant complex comprising
     Florida                                approximately 10,000 sq. ft. of
                                            which 8,000 sq. ft. is refrigerated
                                            and 2,000 is warehouse and office
                                            space.  The Company is a tenant, at
                                            a monthly rent of $8,500 under a
                                            lease expiring June 30, 1996.  This
                                            facility is adequate and being fully
                                            utilized.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

       The names and ages of the executive officers of the Company as of February 3, 1996:


  Name                      Age       Position and Date Commenced
  ----                      ---       ---------------------------
Malvin Avchen               62        Chief Executive Officer since April 1990

Gustave Minkin              64        President and Secretary since April 1990

Saul Zalka                  61        Chief Operating Officer since April 1990

Syed Jafri                  51        Treasurer since April 1990

         Set forth below is a biographical description of each executive officer based on information supplied by them:

         Mr. Malvin Avchen served as Treasurer from 1969 to April 1990, and as a Director of the Company since 1972. Mr. Avchen has been a Certified Public Accountant since 1963 and is currently a member of the American Institute of C.P.A.'s and Florida Institute of C.P.A.'s.

         Mr. Gustave Minkin served as Vice President of Marketing from 1970 to April 1990 and as Director of the Company since 1972.

         Mr. Saul Zalka served as Vice President of Institutional operations from 1970 to April 1990 and as a Director of Company since 1981.

         Mr. Syed Jafri served as Controller since 1975.

                                    PART II
                                    -------

ITEM 5 - Market for Registrant's Common Stock and Related
         ------------------------------------------------
         Stockholders' Matters
         ---------------------

a) The Company's Common Stock is listed and traded on the American Stock Exchange under the ticker symbol SNI. The sales price of the Common Stock for each full quarterly period within the two most recent fiscal years were as follows:

                    Fiscal 1996                      Fiscal 1995
           -------------------------------  -------------------------------
                                  Cash                             Cash
           Quarter  High   Low   Dividends  Quarter  High   Low   Dividends
              1    $5.38  $4.38    None        1    $4.25  $2.88    None
              2     4.88   3.38    None        2     4.75   2.88    None
              3     4.38   3.25    None        3     6.50   3.75    None
              4     3.63   2.00    None        4     6.88   5.13    None

b) There were approximately 200 stockholders of record on April 15, 1996. This total does not include stockholders listed with brokers or their agents in street name.

c) As of April 15, 1996, the high and low sales price for the Common Stock was $2.50.

ITEM 6 - SELECTED FINANCIAL DATA
         -----------------------


                                                                          Years Ended
                                          ------------------------------------------------------------------------
                                           February 3,    January 28,    January 29,   January 31,     January 31,
                                              1996           1995           1994          1993            1992
                                          ------------    -----------    ----------    -----------     -----------
OPERATING RESULTS:
Sales                                     $91,084,629     $69,351,205    $66,098,210   $61,255,226     $68,428,646

(Loss) Earnings Before
  Income Taxes                             (2,761,305)        (74,078)       237,950      (270,301)        371,337(a)

Net (Loss) Earnings                        (2,761,305)        (82,078)       221,950      (333,001)        354,337(a)

Net (Loss) Earnings
  per share:

    Primary                                     (1.92)           (.06)           .15          (.23)            .24(a)
    Fully Diluted                               (1.92)           (.06)           .15          (.23)            .22(a)

Shares Used in
 Computation:

   Primary                                   1,438,952      1,437,165      1,477,260     1,435,633       1,467,493
   Fully Diluted                             1,438,952      1,437,165      1,505,000     1,435,633       1,580,420

BALANCE SHEET
DATA AT YEAR END:

Working capital                             4,142,064       5,166,343      5,058,817     2,309,211       4,536,949

Working capital ratio                       1.65 to 1       2.01 to 1      1.97 to 1     1.47 to 1       2.03 to 1

Total assets                               15,168,699      16,287,880     14,011,244    10,852,814      12,494,872

Long-term obligations                       8,096,798       7,675,289      5,400,233     2,880,291       4,821,238

Stockholders' equity (b)                      355,536       3,063,841      3,086,968     2,812,018       3,148,097

Market price per common
  share                                          2.00           5.125           2.88          4.13            4.13

Shares outstanding at year
  end                                       1,438,952       1,438,952      1,435,702     1,435,702       1,435,652

(a) Includes after tax non-recurring expense of $47,088 or $.03 per share.

(b) There were no cash dividends paid during the five year period ended February 3, 1996.

ITEM 7 - Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes appearing herein.

COMPANY PROFILE:

Sun City Industries, Inc. (the "Company"), which began in 1949 as an egg processing and marketing company, has now moved into the foodservice marketing and distribution business throughout much of the eastern seaboard of the United States with a heavy concentration in Florida. The Company intends to expand its market share through internal sales growth and the acquisition of related companies in the foodservice distribution business.

In 1990, the Company began its expansion as a foodservice distributor that now includes four centers in Florida covering the West Coast of Florida, Central Florida and Southeast Florida from Key West to West Palm Beach. In addition, the Company has operations that distribute to markets in Atlanta, Georgia, Baltimore, Maryland, Philadelphia, Pennsylvania and throughout New Jersey.

The Company's clientele includes national and regional supermarkets, U.S. military installations, hotels, restaurants, airline caterers and cruise lines.

The Company's goal is to build a network of foodservice companies throughout the heavily populated eastern seaboard of the United States with a major focus on the State of Florida.

RESULTS OF OPERATIONS:

SALES:

Sales for the fiscal years 1996, 1995 and 1994 were as follows:


                Year              Sales             % Increase
               ------           -----------         ----------
                1996            $91,084,629            31.3%
                1995             69,351,205             4.9%
                1994             66,098,210             7.9%

For the fiscal year ended February 3, 1996, consolidated sales increased $21.7 million or 31.3%. Sales increased $16.9 million as a result of the acquisition of Sheppard Foodservice on February 27, 1995. Sales increased $7.6 million resulting from the start up of the Sun City Produce division on June 19, 1995. Offsetting these increases was a $2.2 million decrease in sales in the discontinued egg division, resulting in a 7.7 million decrease in units sold.

For the fiscal year ended January 28, 1995, consolidated sales increased $3.3 million or 4.9%. Sales increased $12.0 million as a result of reporting sales for Gulf Coast Foodservice for a full fiscal year versus two months of the prior year, partially offset by decreases of $4.4 million in egg division sales, reflecting a 5.5% drop in unit sales and a 6.6% decrease in average egg market prices. During fiscal 1995, the Company closed its New Jersey distribution center, eliminated that center's non-profitable customers and combined the remainder of their customer base with its New Holland, PA division, resulting in a $4.0 million decrease in consolidated sales.

COST OF SALES:

Cost of sales include product cost, warehousing, distribution and egg processing costs. Cost of sales as a percentage of sales was 95.2% in fiscal 1996, 92.3% in fiscal 1995 and 93.2% in fiscal year 1994. Margins are influenced by the Company's overall customer and product mix shifting from primarily an egg company to that of a foodservice company. The increase in the cost of sales percent in fiscal year 1996 was also the result of disposing of the Company's egg production operations and joint venture investments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses as a percentage of sales for fiscal 1996, 1995 and 1994, were 6.5%, 6.9% and 5.9%, respectively. Changes in the percentage relationship of selling, general and administrative expenses to sales resulted from an interplay of both direct costs associated with the operation of each division as well as the home office administrative cost. During fiscal 1996, overall selling, general and administrative expenses increased due to the addition of Sheppard Foodservice and Sun City Produce.

During fiscal 1995, these costs increased due to the additional selling, general and administrative expenses directly related to the new Gulf Coast subsidiary. Management expects that as the

Company's operations become more foodservice oriented, future direct selling, general and administrative expenses as a percentage of sales will increase to those higher levels typically experienced in the foodservice industry.

INTEREST EXPENSE:

Interest expense increased $392,396 in fiscal 1996. This increase relates to debt associated with the Sheppard acquisition, the issuance of an additional $700,000 in Convertible Bonds in February 1995 and a 2.5% effective increase in average interest rates for fiscal year 1996 of 11.0% versus 8.5% for fiscal year 1995 associated with the Line of Credit.

Interest expense increased $229,960 in fiscal 1995. The higher interest costs result from the debt associated with the Gulf Coast acquisition, fixed asset acquisitions which were financed, additional working capital requirements and a 1.5% increase in average interest rates experienced during 1995 versus 1994.

DISPOSITION OF EGG OPERATIONS:

During 1995, management implemented several strategic measures. These measures included the disposition of three egg operations and related egg production joint venture investments.

In September 1995, the Company disposed of its Spring Grove, Pennsylvania egg operations and related joint venture investment. In December 1995, the Company disposed of its Burgaw, North Carolina egg operations and related joint venture investment and in January 1996, the Company disposed of its Jarratt, Virginia egg operations.

As a result of these sales and the operating losses sustained by these operations during the year, the Company recorded losses of approximately $1,600,000 of which approximately $720,000 resulted from the disposition of approximately $3,100,000 of assets. During the year these operations generated approximately $19,900,000 in sales revenues.

The Company will continue to operate its growing foodservice operations and an egg marketing division that will include the marketing of eggs on a regional basis. The egg marketing operation will generate consulting and royalty income for the next four to five years resulting from the sales and disposition of the three egg operations.

INCOME TAXES:

The Company accounts for income taxes in accordance with SFAS 109, under which deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions and operating loss carryforwards. A valuation allowance is recognized to reduce net deferred tax assets to the amounts that are more likely than not to be realized.

The Company estimates that, after filing its 1996 tax return, it will have tax loss carryforwards of approximately $4,700,000 expiring in the years 2005 through 2009.

NET (LOSS) EARNINGS:

For the fiscal year ended February 3, 1996, the net loss increased by $2,679,227. Losses incurred as a result of the disposal of assets relating to the egg division was the primary reason for the increased losses. During fiscal year 1996, egg operations, including the joint ventures which were disposed of during fiscal 1996, recorded a $1,628,000 loss versus a corresponding $451,000 profit for fiscal year 1995. Contributing to the loss were approximately $420,000 of higher administrative costs mainly associated with the management and disposition of the egg operations and increased interest expense of $392,000.

For the fiscal year ended January 28, 1995, net earnings decreased by $304,000. The operating profits of the Foodservice division, led by Gulf Coast Foodservice, improved 63% over the previous year on a 23.2% increase in sales. However, these positive results were more than offset by the negative year experienced in the egg division. Results from the egg production joint ventures turned negative and by year end the Company incurred losses of $105,000 and was forced to reduce carrying values of its joint venture investment by an additional $210,000. In addition, there was a 30% decrease in results from the egg processing operations and higher interest expense.

Earnings per common share for the fiscal years 1996, 1995 and 1994 were as follows:

                                      1996           1995           1994
                                      ----           ----           ----
(Loss) Earnings per common and
 common equivalent share              ($1.92)         ($.06)        $ .15

Average shares used in the
 computation                       1,438,952      1,437,165     1,477,260

LIQUIDITY AND CAPITAL RESOURCES:

The fiscal 1996 loss has depleted substantially all of the Company's capital. Management plans to return the Company to profitability by focusing its efforts on developing the foodservice business. However, the strategy of expanding the Company's market share in the foodservice industry through the acquisition of small to mid-sized foodservice distribution companies has been curtailed at this time as a result of the expanded losses incurred during fiscal 1996. The Company no longer has the capital to seek expansion through acquisitions. The Company has disposed of its egg production and processing operations and has instituted efforts to reduce administrative expenses. Management will concentrate its efforts on the existing foodservice business with a goal to improve each operation and grow internally until it can become profitable enough to seek other acquisitions. There can be no assurance, however, that management's efforts will ultimately be successful.

During fiscal 1996, the Company:

Disposed of property, plant and equipment and related joint venture investments relating to its Spring Grove, Pennsylvania, Burgaw, North Carolina, and Jarratt, Virginia, egg production and processing operations. This resulted in a reduction in fixed assets and capital lease obligations of $1,543,663 and $503,031, respectively.

Acquired Sheppard Distributors, Inc. of Auburndale, Florida for $1,350,000. This resulted in goodwill of $450,000.

Surrendered certain key man life insurance policies, the net proceeds of which were used to purchase new split dollar and paid up deferred compensation policies.

Completed its second private placement offering by raising an additional $700,000 in five year Senior Subordinated Convertible Debentures carrying a fixed 9% interest rate, convertible at $5.125 per share.

Expanded its credit facility with its major lender from $7.0 million to $7.5 million. The credit facility is solely for the Company's working capital needs.

As of February 3, 1996, the Company did not meet the minimum net worth requirement required by its lending arrangement. The Company has obtained a waiver from the creditor regarding this covenant through March 31, 1997. In conjunction with the granting of this waiver, the lender increased the interest rate on the line of credit by an additional quarter of one percent.

The ability of the Company to meet its long-term cash requirements is dependent upon its ability to obtain and sustain sufficient cash flows from operations supplemented as necessary by potential financings to the extent obtainable.

COMMITMENTS:

As of February 3, 1996, the Company had no commitments for capital expenditures.



ITEM 8 - Consolidated Financial Statements and Supplementary Data
         --------------------------------------------------------

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
     ------------------------------------------
                                                            Page
                                                            ----

     Independent Auditors' Report                            20

     Consolidated Balance Sheets                             21

     Consolidated Statements of Operations                   22

     Consolidated Statements of Stockholders' Equity         23

     Consolidated Statements of Cash Flows                   24

     Notes to Consolidated Financial Statements              27

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors and Stockholders
Sun City Industries, Inc. and Subsidiaries
Fort Lauderdale, Florida


          We have audited the accompanying consolidated balance sheets of Sun City Industries, Inc. and Subsidiaries as of February 3, 1996 and January 28, 1995, and the related statements of consolidated operations, stockholders' equity and cash flows for each of the three years in the period ended February 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sun City Industries, Inc. and Subsidiaries as of February 3, 1996, and January 28, 1995, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 1996, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Fort Lauderdale, Florida
May 10, 1996

                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                 February 3,  January 28,  LIABILITIES AND       February 3,
January 28,


ASSETS                          1996           1995      STOCKHOLDERS' EQUITY        1996          1995
-------                       ----------    ----------   --------------------     ----------    ----------
CURRENT ASSETS:                                          CURRENT LIABILITIES:
Cash and equivalents         $   760,885   $   453,608   Accounts payable         $ 5,318,812   $ 3,850,901
Accounts and trade notes                                 Accrued expenses             563,584       495,244
 receivable, less allow-                                 Current portion of
 ance for doubtful                                        long-term debt
 accounts of approximate-                                 (Note F)                    496,056       687,640
 ly $186,000 and $179,000                                Current portion of
 in 1996 and 1995, respec-                                capital lease
 tively (Notes C and F)        6,779,193     6,053,550    obligation (Note F)                        62,805
Inventories (Notes D                                     Income taxes payable
  and F)                       2,755,593     2,645,785    (Note G)                                    8,000
                                                                                   ----------   -----------
Notes receivable-                                        TOTAL CURRENT
 current portion                  14,816        13,545    LIABILITIES               6,378,452     5,104,590
Prepaid expenses                 210,029       370,445
Investment in Joint                                      DEFERRED COMPENSATION
 Ventures (Note K)                             734,000    PAYABLE                     337,913       444,160

                             -----------   -----------   LONG-TERM DEBT
TOTAL CURRENT ASSETS          10,520,516    10,270,933    (Note F)                  8,096,798     7,199,174
                                                         CAPITAL LEASE
PROPERTY, PLANT AND                                       OBLIGATION (Note F)                       476,115
 EQUIPMENT (Notes F, K):
Land and Improvements            108,133       146,404   COMMITMENTS (Note H)
Buildings and Improve-
 ments                           438,077       999,479   STOCKHOLDERS' EQUITY
Machinery and equipment        2,017,272     5,722,264   (Note I):
                             -----------   -----------   Common stock, $.10 par
                               2,563,482     6,868,147    value 3,000,000 shares
                                                          authorized; 2,276,116
Less: Accumulated                                         shares issued in 1996
 depreciation                 (1,025,723)   (3,720,607)   and 1995                    227,612       227,612
                             -----------   -----------   Capital in excess of
                               1,537,759     3,147,540    par value                 1,070,286     1,070,286
                                                          Retained earnings         2,004,838     4,766,143
                                                                                  -----------   -----------
Properties held for                                                                 3,302,736     6,064,041
 sale                            596,318       449,500   Less: Treasury stock
Long-term notes                                           at cost, 837,164
 receivable                      105,930       121,822    shares in 1996
Excess of purchase                                        1995, respectively       (2,682,200)   (2,682,200)
 price over fair                                                                  -----------   -----------
 value of net
 assets acquired               1,615,611     1,240,501   Less Receivable for
                                                          common stock sold to
                                                          ESOP (Note M)              (265,000)     (318,000)
OTHER ASSETS (Note E)            792,565     1,057,584                            -----------   -----------
                             -----------   -----------
                                                        Total Stockholders'
                                                          Equity                      355,536     3,063,841
                                                                                  -----------   -----------
 TOTAL                       $15,168,699   $16,287,880   TOTAL                    $15,168,699   $16,287,880
                             ===========   ===========                            ===========   ===========




See notes to consolidated financial statements.

                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------




                                                   February 3,   January 28,    January 29,
                                                      1996          1995           1994
                                                     ------        ------         ------
SALES, net                                        $ 91,084,629   $69,351,205   $66,098,210

COSTS AND EXPENSES:

  Cost of sales                                     86,752,375    64,032,260    61,594,887
  Selling, general and administrative expenses       5,941,599     4,759,843     3,897,172
  Interest expense (Note F)                          1,044,443       652,047       422,087
  Other expense (income), net                          107,517       (18,867)      (53,886)
                                                  ------------   -----------   -----------
TOTAL COSTS AND EXPENSES                            93,845,934    69,425,283    65,860,260

(LOSS) EARNINGS FROM OPERATIONS
  BEFORE INCOME TAXES                               (2,761,305)      (74,078)      237,950

PROVISION FOR INCOME TAXES (Note G):                        --         8,000        16,000
                                                  ------------   -----------   -----------
NET (LOSS) EARNINGS (Note J):                      ($2,761,305)  $   (82,078)  $   221,950
                                                  ============   ===========   ===========

NET (LOSS) EARNINGS  PER SHARE (Notes J, L):

NET (LOSS) EARNINGS  PER COMMON AND
    COMMON EQUIVALENT SHARE                             ($1.92)  $      (.06)  $       .15
                                                  ============   ===========   ===========

NET (LOSS) EARNINGS  PER COMMON SHARE
    ASSUMING FULL DILUTION                              ($1.92)  $      (.06)  $       .15
                                                  ============   ===========   ===========




See notes to consolidated financial statements.

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------


                                                           Common Stock
                                            ----------------------------------------                     Treasury
                                              Shares                    Capital in       Retained    ------------------    Loan to
                                            Outstanding    Amount       excess of par    Earnings    Shares     Amount     ESOP
                                            -----------    ------       -------------    ---------   -------   ---------   -------
Balance, January 31, 1993                    2,276,116     $227,612       $1,070,286     $ 4,630,340 840,414  $2,692,220  $424,000

Payment of ESOP loan (Note M)                                                                                              (53,000)

Net Income                                                                                  221,950
                                             ---------     --------       ----------    -----------  -------  ----------  --------
Balance, January 29, 1994                    2,276,116      227,612        1,070,286      4,852,290  840,414   2,692,220   371,000

Exercise of Stock Options                                                                    (4,069)  (3,250)    (10,020)

Payment of ESOP loan (Note M)                                                                                              (53,000)

Net Loss                                                                                    (82,078)
                                             ---------     --------       ----------    -----------  -------  ----------  --------
Balance, January 28, 1995                    2,276,116      227,612        1,070,286      4,766,143  837,164   2,682,200   318,000

Payment of ESOP loan (Note M)                                                                                              (53,000)

Net Loss                                                                                 (2,761,305)
                                             ---------     --------       ----------    -----------  -------  ----------  --------
Balance, February 3, 1996                    2,276,116     $227,612       $1,070,286    $ 2,004,838  837,164  $2,682,200  $265,000
                                             =========     ========       ==========    ===========  =======  ==========  ========




See notes to consolidated financial statements.

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------



                                                 February 3,   January 28,   January 29,
                                                     1996          1995          1994
                                                 ------------  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Earnings                            $(2,761,305)    $ (82,078)  $   221,950

ADJUSTMENTS TO RECONCILE NET (LOSS) EARNINGS
 TO NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES:

  Depreciation and Amortization                      822,516       645,004       452,176
  Provision for losses on accounts receivable        324,818       123,549        18,456
  Loss on sale of fixed assets                       153,885
  Change in assets and liabilities net of
    effects from acquisitions:
    Accounts and trade notes receivable              (91,790)      119,786      (973,071)
    Inventories                                      667,844      (300,026)      (85,586)
    Prepaid expenses                                 176,912        (2,674)     (159,607)
    Other assets                                     944,327      (262,047)     (362,910)
    Accounts payable                                 878,721      (611,577)     (153,847)
    Accrued expenses                                  68,340      (103,128)       (6,602)
    Income taxes payable                              (8,000)       (8,000)      (24,412)
    Deferred compensation payable                   (106,247)      114,400       111,219
                                                 -----------     ---------   -----------
  TOTAL ADJUSTMENTS                                3,831,326      (284,713)   (1,184,184)

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                       $ 1,070,021     $(366,791)  $  (962,234)
                                                 -----------     ---------   -----------



See notes to consolidated financial statements

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------

                                   (CONTINUED)


                                          February 3,     January 28,   January 29,
                                             1996            1995          1994
                                            ------          ------        ------


NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                      $ 1,070,021     $ (366,791)   $  (962,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets        1,214,255                        52,523
  Capital expenditures                       (589,232)      (949,100)      (465,278)
  Payment for acquisitions                   (350,000)                     (796,895)
  Repayment of notes receivable                14,621
                                          -----------     ----------    -----------

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                        289,644       (949,100)    (1,209,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and
    subordinated debt                         556,052      1,462,479      2,396,677
  Repayments on notes receivable                                            100,474
  Principal payments on notes payable      (1,661,440)      (283,539)      (463,183)
  Proceeds from loan receivable from ESOP      53,000         53,000         53,000
  Proceeds from exercise of options                            5,951
                                          -----------     ----------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                 (1,052,388)     1,237,891      2,086,968
                                          -----------     ----------    -----------
NET DECREASE IN CASH AND
EQUIVALENTS                                  (307,277)       (78,000)       (84,916)

CASH AND EQUIVALENTS,
  Beginning of year                           453,608        531,608        616,524
CASH AND EQUIVALENTS,
  End of year                             $   760,885     $  453,608    $   531,608
                                          ===========     ==========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for
    Interest                              $ 1,044,443     $  652,047    $   422,087
                                          ===========     ==========    ===========
    Income taxes                          $         0     $   17,000    $         0
                                          ===========     ==========    ===========





See notes to consolidated financial statements.

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------

                                   (CONTINUED)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During fiscal year 1996, the Company acquired Sheppard Food Service, Inc. for $1,350,000. The cost in excess of the fair value of the net assets acquired was $450,000. The following is a summary of the net assets acquired:


                     Accounts Receivable          $  958,671
                     Inventories                     777,652
                     Prepaid Expenses                 16,496
                     Fixed Assets, net                 5,779
                     Other Assets                      3,100
                                                  ----------
                                                   1,761,698
                     Assumption of Liabilities      (861,698)
                                                  ----------
                     Cash Paid                    $  900,000
                                                  ==========


During fiscal year 1995, the Company determined the final purchase price for the business purchased in fiscal year 1994. The Company signed a note payable in the amount of $731,442 payable over the next five years.

During fiscal year 1995, the Company entered into a capital lease agreement in the amount of $555,374 for an egg processor.

During fiscal year 1994, the Company purchased a business for cash and assumption of liabilities as follows:

                   Fair value of assets acquired    $1,620,523
                   Cash paid                          (796,895)
                                                   -----------
                   Assumption of liabilities        $  823,628
                                                   ===========

In addition, the Company agreed to pay the former shareholders a minimum of $200,000 based on the results of first year operations of the acquired company.



See notes to consolidated financial statements.

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995 & JANUARY 29, 1994
       -----------------------------------------------------------------



A.  Nature of Operations:
    --------------------

    Sun City Industries, Inc. (referred to herein as "Sun City" or the "Company") and its subsidiaries distribute a broad line of food and related products through operating centers in New Jersey, Georgia and principally in Florida.

    The fiscal year 1996 loss has depleted substantially all of the Company's capital. Management plans to return the Company to profitability by focusing its efforts on developing the foodservice business. However, the strategy of expanding the Company's market share in the foodservice industry through the acquisition of small to mid-sized foodservice distribution companies has been curtailed at this time as a result of the expanded losses incurred during fiscal 1996. The Company no longer has the capital to seek expansion through acquisitions. The Company has disposed of its egg production and processing operations and has instituted efforts to reduce administrative expenses. Management will concentrate its efforts on the existing foodservice business with a goal to improve each operation and grow internally until it can become profitable enough to seek other acquisitions. There can be no assurance, however, that management's efforts will ultimately be successful.

    The Company has one significant customer which accounted for 7.5%, 9.5% and 10.4% of net sales for the fiscal years 1996, 1995 and 1994, respectively. The Company believes that its vulnerability to risk concentrations related to significant vendors and sources of its raw materials is not significant. Risk of geographical concentrations is also not significant.

B.  Significant Accounting Policies:
    --------------------------------

 1) Principles of Consolidation

    The consolidated financial statements include the accounts of Sun City Industries, Inc. and its wholly-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated.

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995 & JANUARY 29, 1994
       -----------------------------------------------------------------

 2) Use of Estimates

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 3) Cash and Equivalents

    Cash and equivalents include cash on hand and short-term investments purchased with a maturity of three months or less.

 4) Inventories

    All inventories are stated at the lower of cost (using the first-in, first-out and weighted average methods) or market.

 5) Investment in Joint Ventures

    Investments in the Company's egg producing joint ventures are recorded at cost. Amounts received as distributions of the operations of these joint ventures are recorded as recoveries of such cost. Any gains from the final settlement of these joint ventures are recorded only after all cost is recovered; any losses are accrued at the time such losses can be reasonably estimated.

    During fiscal 1996, the Company disposed of its interests in these joint ventures.

 6) Property, Plant and Equipment

    Property, plant and equipment are stated at cost. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the assets as follows:

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995 & JANUARY 29, 1994
       -----------------------------------------------------------------


            Land improvements                  10 to 20 years
            Buildings                          17 to 33 1/3 years
            Building improvements              3 to 20 years
            Machinery and equipment            3 to 20 years

    Gains and losses arising from disposals of properties are included in current operations.

7)  Unamortized Costs in Excess of Net Assets Acquired

    Cost in excess of net assets acquired ("Goodwill") are being amortized using the straight-line method over 20 to 25 years. Aggregate accumulated amortization of Goodwill was $74,890 and $31,652 as of February 3, 1996 and January 28, 1995, respectively. The amount of impairment, if any, in unamortized Goodwill is measured based on projected future results of operations. To the extent future results of operations through the period such Goodwill is being amortized are sufficient to absorb the amortization of Goodwill, the Company has deemed there to be no impairment of Goodwill.

 8) Fair Value of Financial Investments

    Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the consolidated balance sheets of the Company, for which it is practicable to estimate fair value. The estimated fair values of financial instruments which are presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

    The following methods and assumptions were used to estimate fair value:

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995 & JANUARY 29, 1994
       -----------------------------------------------------------------

      - the carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to their short term nature;

      - the carrying amounts of short-term and long-term debt approximate fair value as the majority of such debt bears interest based on the prime interest rate.

 9) Long-Lived Assets

    The Company will adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in fiscal year 1997. This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this standard is not expected to have a significant effect on the Company's consolidated results of operations or financial position.

10) Stock-Based Compensation

    The Company currently accounts for its stock-based compensation plans using the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

    In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". Under the provisions of SFAS No. 123, companies can elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB 25. SFAS No. 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied. The adoption of SFAS No. 123 will be reflected in the Company's 1997 consolidated financial statements.

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995 & JANUARY 29, 1994
       -----------------------------------------------------------------

     As the Company anticipates continuing to account for stock-based compensation using the intrinsic value method, SFAS No. 123 is not expected to have a significant impact on the Company's results of operations or financial position.

11)  Income Taxes

     The Company recognizes certain income and expenses in different periods for financial reporting and income tax purposes in accordance with SFAS No. 109, "Accounting for Income Taxes".

C.  Accounts and Notes Receivable:
    -----------------------------

    Trade accounts and notes receivable consist of the following:

                                          1996        1995
                                      -----------  -----------
Receivables:
  Trade                               $6,395,496   $5,746,558
  Other                                  569,597      485,611
                                      ----------   ----------
                                       6,965,093    6,232,169
Less: Allowances for
      doubtful accounts                 (185,900)    (178,619)
                                      ----------   ----------
                                      $6,779,193   $6,053,550
                                      ==========   ==========

     The following is an analysis of the allowance for doubtful accounts for the fiscal years 1996, 1995 and 1994:

                                                   1996         1995       1994
                                                 --------     --------   --------
     Balance, beginning of year                  $178,619     $178,763   $169,377
     Provision for doubtful
        accounts                                  324,818      123,549     18,456
     Uncollectible accounts
        written off                              (317,537)    (123,693)    (9,070)
                                                 --------     --------   --------
     Balance, end of year                        $185,900     $178,619   $178,763
                                                 ========     ========   ========

     The long-term note receivable consists of a mortgage note bearing interest at 9% payable monthly. As of February 3, 1996, the carrying amount of the note receivable approximated its fair value.

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995 & JANUARY 29, 1994
       -----------------------------------------------------------------

     Substantially all receivables are pledged as collateral for certain debt (see Note F).

 D.  Inventories:
     ------------

     The major components of inventories are as follows:


                                                 1996            1995
                                             -------------    ----------
  Dairy and related products                    $2,391,803    $2,173,292
  Produce                                          318,717             -
  Eggs and packaging materials                      45,073       455,168
  Miscellaneous                                          -        17,325
                                                ----------    ----------
  Total                                         $2,755,593    $2,645,785
                                                ==========    ==========

     Substantially all inventories are pledged as collateral for certain debt (see Note F).

E.   Other Assets:
     -------------

     Other assets consist of the following components:

                                                                           1996        1995
                                                                     ----------  ----------
     Officers' Life Insurance                                        $  367,066  $  620,155
     Organizational Costs                                                84,588     125,420
     Non-compete Costs                                                   19,832      30,061
     Recoverable Deposits                                               114,612      29,335
     Prepaid Lease Costs                                                      -      28,586
     Other                                                              206,467     224,027
                                                                     ----------  ----------
     Total                                                           $  792,565  $1,057,584
                                                                     ==========  ==========

     The Company pays the premiums on certain life insurance policies that insure the lives of key executives and are payable to the officer's designated beneficiaries in the event of their deaths. The policies, with a total face amount of $1,925,000 have been assigned to the Company to the extent necessary to repay all premiums.

     In addition, the Company pays the premiums for other executives' policies as a means to fund certain deferred compensation obligations.

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995 & JANUARY 29, 1994
       -----------------------------------------------------------------

F.  Debt and Capital Leases:
    ------------------------

    Long-term debt consists of the following:

                                                   1996        1995
                                                ----------  ----------
    $7,500,000 line of credit, expires
    March 1998, interest at 2.25% over
    prime (10.75% at February 3, 1996)
    payable monthly, collateralized by
    the Company's accounts receivable,
    inventory, machinery and equipment.         $5,950,000  $5,480,000


    Mortgage note payable, interest at
    9.5% payable monthly, due in April
    1997, collateralized by property with
    a carrying value of approximately
    $387,000 at February 3, 1996.                  117,074     262,500

    Notes payable, interest at 9.5%
    payable monthly, due in installments
    through October 1997, collateralized
    by machinery and leasehold improvements
    with a carrying value of approximately
    $200,000 at February 3, 1996                   102,200     150,084

    Notes payable to former Gulf Coast
    shareholders, interest at 7.75% payable
    quarterly in equal installments
    commencing March 1996 through
    December 1999.                                 745,154     931,442

    Notes payable, interest at 8.0% payable
    monthly, due in installments through
    December 1998, collateralized by
    computer system with a carrying
    value of $30,000 at February 3, 1996.           22,056      28,055



                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995 & JANUARY 29, 1994
       -----------------------------------------------------------------

                                                   1996        1995
                                                ----------  ----------
     Notes payable, bearing interest
     between 8.5% and 10.25% payable monthly,
     due in installments through April 1998,
     collateralized by trucks and equipment
     with a carrying value of $300,000 at
     February 3, 1996.                             236,624      194,337

     Notes payable, interest at 1.5% over
     prime (10.0% at February 3, 1996),
     payable monthly, due in installments
     through December 1998, collateralized
     by equipment with a carrying value of
     $21,000 at February 3, 1996.                   19,746       45,011

     Notes payable, bearing interest
     at 7% to 9.5% payable monthly,
     collateralized by layer flock.
     Note paid in full in September 1995.                        95,385

     Five year, Senior Subordinated
     Convertible Debentures, interest
     at 8% payable semi-annually,
     convertible into common stock at
     $3.25 per share.                              700,000      700,000

     Five year, Senior Subordinated
     Convertible Debentures, interest
     at 9% payable semi-annually,
     convertible into common stock at
     $5.125 per share.                             700,000
                                                ----------

     Total debt                                  8,592,854    7,886,814

     Less current portion                          496,056      687,640
                                                ----------   ----------
     Total long-term debt                       $8,096,798   $7,199,174
                                                ==========   ==========

     The above mortgage and line of credit contain certain restrictive covenants, the more significant of which require the Company to maintain certain minimum levels of working capital and net worth.

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995 & JANUARY 29, 1994
       -----------------------------------------------------------------

As of February 3, 1996, the Company did not meet its minimum net worth requirement. The Company has obtained a waiver from the creditor regarding this covenant through March 31, 1997. In conjunction with the granting of this waiver, the lender increased the interest rate on the line of credit to 2.5% over prime. During fiscal 1996, the line of credit facility was expanded from $7 million to $7.5 million.

The above carrying cost approximates the fair market value of long-term debt as of February 3, 1996.

The aggregate maturities of long-term debt are as follows:


Fiscal year ending
------------------
    1997                   $  496,056
    1998                      308,525
    1999                    6,901,317
    2000                      886,956
    Thereafter
                           ----------
    Total                  $8,592,854
                           ==========

During fiscal year 1995, the Company had a commitment under a capital lease obligation relating to certain egg processing equipment. As of February 3, 1996, the lease obligation was satisfied in full.

G.  Income Taxes:
    -------------

The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions and operating loss carryforwards. A valuation allowance is recognized to reduce net deferred tax assets to the amounts that are more likely than not to be realized.

The provision for income taxes is comprised of the following:

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995 & JANUARY 29, 1994
       -----------------------------------------------------------------

                                                                      1996             1995              1994
                                                                  -----------       ----------        ----------
     Current State Tax                                             $     0             $8,000           $16,000
                                                                   =======             ======           =======

The net deferred tax balance at February 3, 1996 consisted of:

                                                                    Assets           Liabilities         Total
                                                                    ------           -----------         -----
Excess tax amortization
   for non-compete agreement                                       $   19,267                          $    19,267
Tax loss carryforwards                                              1,589,710                            1,589,710
Accelerated depreciation
   for tax purposes                                                                   $ (95,661)           (95,661)
Allowance for bad debts                                                63,212                               63,212
Capitalization for tax
   purposes of inventory
   related costs                                                       20,401                               20,401
Deferred Compensation                                                 120,757                              120,757
Other                                                                                   (14,905)           (14,905)
Less: Valuation Allowance                                          (1,702,781)                          (1,702,781)
                                                                   ----------         ---------        -----------
Total                                                              $  110,566         $(110,566)       $         0
                                                                   ==========         =========        ===========

The net deferred tax balance at January 28, 1995 consisted of:

                                                                    Assets           Liabilities         Total
                                                                    ------           -----------         -----
Excess tax amortization for
 non-compete agreement                                             $ 117,900                            $ 117,900
Tax loss carryforwards                                               588,700                              588,700
Accelerated depreciation for
 tax purposes                                                                         $(174,300)         (174,300)
Allowance for bad debts                                               60,800                               60,800
Capitalization for tax purposes
 of inventory related costs                                           46,600                               46,600
Deferred compensation                                                151,000                              151,000
Investment in Joint Ventures                                                            (58,900)          (58,900)
Other                                                                                    (2,200)           (2,200)
Less: Valuation allowance                                           (729,600)                            (729,600)
                                                                   ---------          ---------        ----------
Total                                                              $ 235,400         $(235,400)       $        0
                                                                   =========          =========        ==========

Reconciliations of the effective income tax rates to the U.S.
statutory rates are summarized as follows:

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995 & JANUARY 29, 1994
       -----------------------------------------------------------------

                                            1996           1995       1994
                                           -------        -------    -------
  Statutory rate                           (34.0%)        (34.0%)     34.0%
  Increase (reduction) in
    valuation allowance                     35.2           26.0      (35.2)
  Amortization of excess of
    purchase price over fair
    value of net assets
    acquired                                  .9           10.2        3.2
  State income taxes                                        7.1        4.4
  Other                                     (2.1)           1.5        0.3
                                           -----          -----       ----
  Total                                        0%          10.8%       6.7%
                                           ======         =====       ====

The Company estimates that, after filing its 1996 tax return, it will have tax loss carryforwards of approximately $4,700,000 expiring in the years 2005 through 2009.

H.  Commitments:
    ------------

The Company leases land, building and equipment.

As of February 3, 1996, the Company's future minimum rental payments and sublease rental income for leases having an initial lease term in excess of one year were as follows:

                                           Delivery
                               Buildings   and other  Sublease
     Fiscal Years ending       and land    equipment   Income
     -------------------       ---------   ---------  --------

          1997                $  427,242   $303,918   $161,220
          1998                   246,328    240,735    161,220
          1999                   190,972    135,131    161,220
          2000                   159,732               107,480
          Thereafter
                              ----------   --------   --------
          Total               $1,024,274   $679,784   $591,140
                              ==========   ========   ========

The above amounts include rentals under renewal options where management contemplates, with a high degree of assurance, that the option will be exercised. Lease terms require, in certain instances, that the Company pay property taxes, insurance, mileage charges and maintenance cost on the leased property. Rent expense for the years ended February 3, 1996, January 28, 1995 and

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995 & JANUARY 29, 1994
       -----------------------------------------------------------------

January 29, 1994 was $1,062,407, $917,422 and $912,773, respectively, excluding mileage charges and other executory costs. These expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. For the year ended February 3, 1996, sublease income was $67,175. There was no sublease income in fiscal years 1995 and 1994.

I.  Stockholders' Equity:
    ---------------------

1)  1982 Stock Option Plan -

    In June 1982, the stockholders approved an incentive stock option plan for officers, directors, and key employees. Under the plan, options for 262,500 common shares may be granted to purchase common shares at no less than 100% of the fair market value at date of grant. Options terminate, except to a limited extent, in the event of retirement, disability, death of the optionee or termination of employment. As of February 3, 1996, January 28, 1995 and January 29, 1994, 262,500 shares of common stock were reserved under the plan.

    Options granted under the plan are exercisable at various amounts per share and become exercisable at the rate of 20% each year beginning one year after date of grant and expire ten years after date of grant.

Activity relating to this option plan is summarized as follows:


                                         Price Per
                                    Shares      Share
                                   --------  ------------
Outstanding at January 31, 1993    252,000   $ 1.833-3.50

Granted                             30,000     2.875
Cancelled                          (41,250)    1.833
                                   -------
Outstanding at January 29, 1994    240,750     1.833-3.50

Granted                             20,000      3.00-5.00
Exercised                           (3,250)    1.833
Cancelled                           (1,500)    1.833
                                   -------
Outstanding at January 28, 1995    256,000     1.833-5.00

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995 & JANUARY 29, 1994
       -----------------------------------------------------------------

Cancelled                          (37,500)   1.833-2.875
                                   -------
Outstanding at February 3, 1996    218,500   $ 1.833-5.00
                                   =======

At February 3, 1996, January 28, 1995 and January 29, 1994, options for 198,000, 166,300 and 121,950 shares, respectively, were exercisable.

2)  1994 Stock Option Plan -

    In June 1994, the stockholders approved another incentive stock option plan for officers, directors, and key employees. Under the plan, options for 225,000 common shares may be granted to purchase common shares at no less than 100% of the fair market value at the date of grant. Options terminate, except to a limited extent, in the event of retirement, disability, death of the optionee or termination of employment.

    Options granted under the plan are exercisable at various amounts per share and become exercisable at the rate of 20% each year beginning one year after date of grant and expire ten years after date of grant.

    Activity relating to this option plan is summarized as follows:

                                          Price Per
                                   Shares       Share
                                   -------  --------------

Granted                             75,000  $        3.875
                                   -------           -----
Outstanding at January 28, 1995     75,000           3.875

Granted                             45,000   4.125 - 5.125
                                   -------
Outstanding at February 3, 1996    120,000  $3.875 - 5.125
                                   =======

At February 3, 1996, options for 15,000 shares were exercisable.

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995 & JANUARY 29, 1994
       -----------------------------------------------------------------

J.  Acquisitions:
    -------------

Effective February 27, 1995, the Company acquired substantially all the assets and liabilities of Sheppard Distributors, Inc. ("Sheppard") which was accounted for using the purchase method of accounting. Sheppard is a foodservice company serving a broad range of customers. Product lines include seafood, meats, poultry, produce and various frozen foods. The initial purchase price consisted of the acquisition of $1,761,698 in assets, payable $900,000 in cash and the assumption of $861,698 in liabilities. The results of operations of Sheppard are included in the consolidated statement of operations from the date of acquisition.

The following unaudited pro-forma consolidated results of operations for fiscal 1996 give effect to the acquisition of Sheppard as though it had occurred on January 29, 1995:

      Sales and operating revenues            $91,876,376

      Net (loss)                              ($2,797,860)

      (Loss) per share:

        Primary                                    ($1.94)

        Fully Diluted                              ($1.94)

The unaudited pro-forma information is not necessarily indicative of results of operations that would have occurred had the purchase been made at January 29, 1995, or of future results of operations of the Company.

The initial purchase price was funded through borrowings under the Company's revolving credit and term loan agreement. The Company is obligated to pay an additional amount to the sellers based on net profits earned by this division computed as four and one-half times the average annual net profit up to $400,000, and five and one-half times the average annual net profit over $400,000, generated by this division over the three year period beginning on the acquisition date. This amount is payable in annual increments of twenty-five percent of the net aggregate price at the end of the first and second years after closing, fifty percent of the

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995 & JANUARY 29, 1994
       -----------------------------------------------------------------

recomputed net aggregate price at the end of the third year after closing and the balance payable one year after the final computation, secured by fixed assets and guaranteed by the Company.

The excess of the purchase price over the fair value of the tangible and identifiable intangible net assets acquired is being amortized over twenty-five years using the straight-line method.

K.  Disposal of Assets:
    ------------------

During 1995, management implemented several strategic measures. These measures included the disposition of three egg operations and related egg production joint venture investments.

In September 1995, the Company disposed of its Spring Grove, Pennsylvania egg operations and related joint venture investment. In December 1995, the Company disposed of its Burgaw, North Carolina egg operations and related joint venture investment and in January 1996, the Company disposed of its Jarratt, Virginia egg operations.

As a result of these sales and the operating losses sustained by these operations during the year, the Company recorded losses of approximately $1,600,000 of which approximately $720,000 resulted from the disposition of approximately $3,100,000 of assets. During the year these operations generated approximately $19,900,000 in sales revenues.

L.  Net (Loss) Earnings Per Share:
    ------------------------------

Net (loss) earnings per common share and common equivalent share is based on the treasury stock method computed by dividing net (loss) earnings by the weighted average number of common shares outstanding including common stock equivalents for dilutive stock options and average market prices.

The average shares used in calculating net (loss) income per common share were 1,438,952, 1,437,165 and 1,477,260 for years ending February 3, 1996, January
28, 1995 and January 29, 1994, respectively.

                  SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
       YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995 & JANUARY 29, 1994
       -----------------------------------------------------------------

Common stock equivalents were excluded from the calculation of net loss per share for the years ending February 3, 1996 and January 28, 1995 because the effect would have been antidilutive.

M.  Employee Benefit Plans:
    -----------------------

The Company has established an Employee Stock Ownership Plan ("ESOP") to acquire shares of the Company's stock for the future benefit of its employees. The ESOP covers all permanent employees who satisfied the age and length of service requirements. Contributions to the Plan are made at the discretion of the Board of Directors. During fiscal year 1996, the Company contributed $90,000. During fiscal years 1995 and 1994, the Company contributed $120,000 each year to the plan. During fiscal 1991, the Company sold 187,500 shares of its common stock to the ESOP for $531,125 financed with a ten year $530,000 term loan with interest at the same rate charged to the Company by its primary lender.

N.  Segment Reporting:
    ------------------

The Company is principally engaged in the business of distributing basic food products. Revenues from the Company's customers, which includes national and regional supermarket chains and various United States military installations, were as follows for the three fiscal years:

                        1996   1995   1994
                        -----  -----  -----
Foodservice             71.4%  59.2%  51.7%

Egg division & other    28.6   40.8   48.3


O.  Legal Matters:
    --------------

The Company is engaged in ordinary routine litigation incidental to its business. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on its consolidated financial position or results of operations.

ITEM 9 - Changes in and Disagreements with Accountants on
         ------------------------------------------------
           Accounting and Financial Disclosures
           ------------------------------------

          None.

                                    PART III
                                    --------

          Pursuant to General Instruction G (3) of Form 10-K, the information called for by Items 10,11,12, and 13 of this Part III is hereby incorporated by reference from the Registrant's definitive proxy statement relating to Registrant's Annual Meeting of Stockholders to be held on June 26, 1996 (hereinafter referred to as the "Proxy Statement"). The aforementioned information shall be set forth under the following captions in the Proxy
Statement:

ITEM 10 - Directors and Executive Officers of the Registrant
          --------------------------------------------------

          See "Election of Directors", "Nominees; Current Board Members" "Executive Officers", and "Compliance with Section 16 (a) of the Exchange Act".

ITEM 11 - Executive Compensation
          ----------------------

          See "Executive Compensation and Other Information: and "Information Concerning the Board of Directors and its Committees - Directors' Compensation".

ITEM 12 - Security Ownership of Certain Beneficial Owners and
          ---------------------------------------------------
          Management
          ----------

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

             (2)  Schedules

                  All financial statement schedules are omitted because of the absence of the conditions under which they are required, or because all information required to be reported is included in the Consolidated Financial Statements or notes thereto.

             (3)  Exhibits

                  See Exhibits Index below.

                                EXHIBITS INDEX
                                --------------

No.(3)  Articles of Incorporation and By-laws.

        There have been no changes in the articles of incorporation or by-laws since our filing with the Securities and Exchange Commission, Washington, D.C. under the Securities Act of 1933 in the June 1966 registration statement, 2-24901.

No.(4) Instruments defining the rights of security holders, including indentures.

        There are no obligations in existence that would require disclosure of such instruments.

No.(9)  Voting trust agreement.

No.(10)  Material contracts.

         During the current year, there were no material contracts.

No.(11)  Statement re: Computation of per share earnings.

         Not applicable.

No.(12)  Statement re: Computation of ratios.

         The Company has no requirement for the reporting of such ratios.

No.(13) Annual report to security holders, Form 10-Q or quarterly report to security holders.

          All such reports have been filed with the Securities and Exchange Commission, Washington, D.C. for all periods, including the year ended February 3, 1996.

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

ITEM 14b - Reports on Form 8-K
           -------------------

          On October 3, 1995, the registrant filed Form 8-k for the disposition of the business assets of Nearby Eggs, Inc. (Pa.) and certain egg production joint ventures.

          On January 3, 1996, the registrant filed Form 8-k for the disposition of the business assets of Carlisle Poultry and Egg Associates, Inc. and Nearby Eggs, Inc. (Va.) and the remaining egg production joint ventures.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Sun City Industries, Inc. has duly caused this report to be signed on its behalf by the undersized, thereunto duly authorized.



May   , 1996
                                         -----------------------
                                         Malvin Avchen
                                         Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature                Title                  Date
------------------    -----------------------    --------------



                      Chief Executive Officer       May  , 1996
------------------      and Director
Malvin Avchen


                      President and Director        May  , 1996
------------------
Gustave Minkin



                      Treasurer and Controller      May  , 1996
------------------
Syed Jafri


                      Chief Operating Officer       May  , 1996
------------------      and Director
Saul Zalka