Form 10-Q
period 1996-05-04
SUN CITY INDUSTRIES INC
filed 1996-06-13
CIK 95302

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.   20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934



      For Quarter Ended May 4, 1996      Commission File No.   1-6914




                         SUN CITY INDUSTRIES, INC.
          (Exact name of registrant as specified in its charter)



           Delaware                                          59-0950777
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)



 5545 N.W. 35 Ave. Fort Lauderdale, FL                             33309
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number, including area code (954) 730-3333


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No_____

FINANCIAL INFORMATION

The consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to represent fairly the financial position and results of operations as of and for the periods indicated. The statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 1996.

The results of operations for the three-month period ended May 4, 1996, are not necessarily indicative of results to be expected for the entire year ending February 1, 1997.

                SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                         May 4,      February 3,
ASSETS                                    1996          1996
CURRENT ASSETS:
Cash and equivalents                    $458,858      $760,885
Accounts and trade notes receivable,
  less allowance for doubtful accounts
  of approximately $255,000 and $186,000
  in 1996 and 1995, respectively       5,660,340      6,779,193
Inventories                            3,259,559      2,755,593
Notes receivable - current portion        15,165         14,816
Prepaid expenses                         360,098        210,029

TOTAL CURRENT ASSETS                   9,754,020     10,520,516

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements                    108,133        108,133
Buildings and improvements               439,836        438,077
Machinery and equipment                2,038,160      2,017,272
                                       2,586,129      2,563,482

Less accumulated depreciation         (1,115,848)    (1,025,723)
                                       1,470,281      1,537,759
Properties held for sale                 572,583        596,318
Long-term notes receivable               102,015        105,930
Excess of purchase price over fair value
  of net assets acquired               1,597,984      1,615,611
OTHER ASSETS                             799,078        792,565
TOTAL                                $14,295,961    $15,168,699

                                         May 4,      February 3,
LIABILITIES AND STOCKHOLDERS' EQUITY     1996           1996
CURRENT LIABILITIES:
Accounts payable                      $5,074,312     $5,318,812
Accrued expenses                         639,910        563,584
Current portion of long-term debt        383,089        496,056
TOTAL CURRENT LIABILITIES              6,097,311      6,378,452

DEFERRED COMPENSATION PAYABLE            344,283        337,913
LONG-TERM DEBT                         7,382,212      8,096,798
STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value 3,000,000
    shares authorized; 2,276,116 shared
    issued in 1996 and 1995              227,612        227,612
  Capital in excess of par value       1,041,721      1,070,286
  Retained earnings                    2,121,382      2,004,838
                                       3,390,715      3,302,736
  Less: Treasury stock at cost, 828,214
    and 837,164 shares in 1996 and 1995,
    respectively                      (2,653,560)    (2,682,200)
  Less: Receivable for common stock sold
    to ESOP                             (265,000)      (265,000)
TOTAL STOCKHOLDERS' EQUITY               472,155        355,536
TOTAL                                $14,295,961    $15,168,699


                SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS

                                                 Three Months Ended
                                      May 4,         April 29,
                                       1996             1995
Sales                              $19,301,698      $21,819,325

Costs and Expenses

  Cost of goods sold                16,411,838       18,238,243
  Operating expenses                 1,377,138        2,034,907
  Selling, general and administrative
    expenses                         1,186,051        1,196,118
  Interest expense                     216,257          261,656
  Other (income), net                   (6,130)         (10,411)

Total Cost and Expenses             19,185,154       21,720,513

Earnings From Operations
  Before Income Taxes                  116,544           98,812

Provision For Income Taxes                -0-             2,000

Net Earnings                       $   116,544      $    96,812

Earnings Per Common and
   Common Equivalent Share               $ .08            $ .07


Earnings Per Common Share
   Assuming Full Dilution                $ .07            $ .07


                SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Three Months Ended
                                         May 4,        April 29,
CASH FLOWS FROM OPERATING ACTIVITIES:     1996           1995
Net earnings                           $ 116,544      $  96,812
Adjustments To Reconcile Net Earnings
  To Net Cash (Used In) Or Provided By
  Operating Activities:
Depreciation                              93,611        171,702
Amortization of excess of purchase price
  over fair market value of net assets
  acquired                                17,627         15,105
Provision for losses on accounts receivable              69,098    66,660
Change in assets and liabilities:
  Decrease (increase) in accounts
    and trade notes receivable         1,049,756       (641,886)
  (Increase) decrease in inventories    (503,966)      (708,895)
  (Increase) in prepaid expenses        (150,069)       (82,571)
  (Increase) decrease in other assets     (6,513)      (414,801)
  (Decrease) increase in accounts payable              (244,500) (207,506)
  Increase (Decrease) in accrued expenses 76,326         13,067
  (Decrease) increase in income taxes payable              -0-     (6,000)
  Increase in deferred compensation payable               6,370      28,600
Total Adjustments                        407,740     (1,766,525)
Net Cash Provided By Or (Used In)
  Operating Activities                 $ 524,284    $(1,669,713)
Cash Flows From Investing Activities:
  Capital expenditures                    (2,399)       (82,622)
Cash (Used In) Or Provided By
  Investing Activities                    (2,399)       (82,622)
Cash Flows From Financing Activities:
  Proceeds from notes payable               -0-       1,439,619
  Repayments on notes receivable           3,566          3,249
  Principal payments on notes payable   (827,553)      (390,581)
  Proceeds from subordinated debentures     -0-         700,000
  Proceeds from receivable from ESOP        -0-          53,000
  Proceeds from exercise of options           75           -0-

Net Cash (Used In) Or Provided By
Financing Activities                    (823,912)     1,805,287
Net (Decrease) Increase In Cash
  and Equivalents                       (302,027)        52,952

Cash and Equivalents, Beginning of Year  760,885        453,608

Cash and Equivalents, End of Year      $ 458,858      $ 506,560

   [/CAPTION]

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

In 1990, the Company began its expansion as a foodservice distributor that now includes five centers in Florida covering the West Coast of Florida, Central Florida and Southeast Florida. In addition, the Company has operations that distribute to markets in Atlanta, Georgia, Baltimore, Maryland, Philadelphia, Pennsylvania and throughout New Jersey.

The Company's clientele includes hotels, restaurants, airline caterers, country clubs and cruiseship lines.

The Company's goal is to build a network of foodservice companies throughout the heavily populated eastern seaboard of the United States with a major focus on the State of Florida.

RESULT OF OPERATIONS:

           FOR THE QUARTERS ENDED MAY 4, 1996 AND APRIL 28, 1995
SALES:

During the first quarter, consolidated sales decreased $2,517,627, down
11.5% compared to a year ago.

    First       Total     Foodservice% of     Egg       % of
    Quarter     Sales      Division  Total  Division    Total
    1996     $19,301,698  $17,610,03791.2% $1,691,661    8.8%

    1995      21,819,325   14,454,76566.2   7,296,010   33.4

    Net change           $(2,517,627)       $3,155,272   25.0%   $(5,604,349)   (24.6%)

Reasons:

Division          Amount        Explanations
Foodservice:
   Produce Co.  $3,480,201      New division started June 19, 1995.
   Sheppard        932,935      Acquired February 27, 1995, three months
                                this year vs. two months a year         ago.
   Gulf Coast   (1,471,668)     Switched a portion of its business to
                                warehouse and distribution servicing.
   All Others      213,804      Generally greater average sales prices.

   Net Increase $3,155,272

Eggs:
   Egg Marketing   458,286      Includes consulting and rent income
                                resulting from                          the sale of the three egg
                                                                        business  es in fiscal 1996.
   Egg Processing    (6,062,635)                                   Results from the sale of the three egg
                                processing                                   divisions in fiscal           1996.
   Net Decrease$(5,604,349)

   [/CAPTION]

COST OF GOODS SOLD:

Cost of goods sold include product cost and freight in costs.

During the first quarter, cost of goods sold decreased $1,826,405 or 10.0%. This decrease was generally in line with the change in our business resulting from the sale and elimination of the three egg processing divisions. The rate of change is influenced by the Company's overall customer and product mix, as well as the changes in market prices which fluctuate from year to year.

OPERATING EXPENSES:

Operating expenses include warehousing and distribution costs and for the prior year the cost of processing within the three egg operations.

During the first quarter operating expenses decreased $657,769 a drop of 32.3% reflecting the change in our business as compared to the first quarter of the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses were down $10,067.  The change reflects:
    Increase of the newly formed produce division             $169,352
    Increases in other foodservice divisions                    63,330
    Elimination of the three egg divisions                    (148,019)
    Reduction in headquarters administrative costs             (94,730)

    Net Change                                               $ (10,067)


INTEREST EXPENSE:

Interest expense decreased by $45,399 during the first quarter of 1996. This drop reflects a decrease in the average outstanding debt of $1.1 million for the current quarter compared to the corresponding quarter a year earlier.

INCOME TAXES:

The Company accounts for income taxes in accordance with SFAS 109, under which deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions and operating loss carryforwards. A valuation allowance is recognized to reduce net deferred tax assets to the amounts that are more likely than not to be realized.

The Company estimates that, after filing its fiscal 1996 tax return, it will have tax loss carryforwards of approximately $4,700,000 expiring in the years 2005 through 2009.

NET EARNINGS:

Net Earnings increased 20.4% from $96,812 to $116,544. Earnings per share improved 14.3% to $.08 versus $.07 per share reported for the first quarter a year ago.

Improvement in net earnings was due to contributions of the newly formed Sun City Produce division and improved earnings of Sheppard Foodservice as well as a drop in interest expense when compared to the first quarter the year before.

EARNINGS PER COMMON SHARE:
                                        May 4,        April 29,
First Quarter Ended                           1996           1995
Earnings per common and common
  equivalent share                       $ .08          $ .07

Earnings per common share
  assuming full dilution                      $ .07          $ .07

Average shares used in  computation:
   Common equivalent shares            1,531,092      1,438,952

   Fully diluted shares                1,746,476      1,654,336

LIQUIDITY AND CAPITAL RESOURCES:

The fiscal 1996 loss has depleted substantially all of the Company's capital. Management expects the Company to return to profitability by focusing its efforts on developing the foodservice business. However, the strategy of expanding the Company's market share in the foodservice industry through the acquisition of small to mid-sized foodservice distribution companies has been curtailed at this time as a result of the expanded losses incurred during fiscal 1996. The Company no longer has the capital to seek expansion through acquisitions. The Company has disposed of its egg production and processing operations and has instituted efforts to reduce administrative expenses. Management will concentrate its efforts on the existing foodservice business with a goal to improve each operation and grow internally until it can become profitable enough to seek other acquisitions. There can be no assurance, however, that management's efforts will ultimately be successful.

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

                                      SUN CITY INDUSTRIES, INC.
                                      REGISTRANT


DATE:     June 13, 1996               Malvin Avchen
                                      Malvin Avchen, C.E.O.

DATE:     June 13, 1996               Syed Jafri
                                      Syed Jafri, Treasurer


The financial statements for the three months ended May 4, 1996 and April 29, 1995, respectively, are unaudited but are prepared in conformity with accounting principles used at our last fiscal year end and include all adjustments which the Company considers necessary for a fair presentation.

[DESCRIPTION]   ARTICLE 5 FDS FOR 1ST QUARTER 10-Q
[LEGEND]
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM SUN CITY INDUSTRIES, INC. FINANCIAL STATEMENTS F.P.E.
5-04-96 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH
FINANCIAL STATEMENTS.
[/LEGEND]

[PERIOD-TYPE]                                                         3-MOS
[FISCAL-YEAR-END]                                               FEB-01-1997
[PERIOD-START]                                                  FEB-04-1996
[PERIOD-END]                                                    MAY-04-1996
[CASH]                                                              458,858
[SECURITIES]                                                              0
[RECEIVABLES]                                                     5,930,505
[ALLOWANCES]                                                        255,000
[INVENTORY]                                                       3,259,559
[CURRENT-ASSETS]                                                  9,754,020
[PP&E]                                                            2,286,129
[DEPRECIATION]                                                    1,115,848
[TOTAL-ASSETS]                                                   14,295,961
[CURRENT-LIABILITIES]                                             6,097,311
[BONDS]                                                           7,382,212
[COMMON]                                                            227,612
[PREFERRED-MANDATORY]                                                     0
[PREFERRED]                                                               0
[OTHER-SE]                                                          244,543
[TOTAL-LIABILITY-AND-EQUITY]                                     14,295,961
[SALES]                                                          19,301,698
[TOTAL-REVENUES]                                                 19,301,698
[CGS]                                                            17,788,976
[TOTAL-COSTS]                                                    19,185,154
[OTHER-EXPENSES]                                                  1,396,178
[LOSS-PROVISION]                                                     59,397
[INTEREST-EXPENSE]                                                  216,257
[INCOME-PRETAX]                                                     116,544
[INCOME-TAX]                                                              0
[INCOME-CONTINUING]                                                 116,544
[DISCONTINUED]                                                            0
[EXTRAORDINARY]                                                           0
[CHANGES]                                                                 0
[NET-INCOME]                                                        116,544
[EPS-PRIMARY]                                                           .08
[EPS-DILUTED]                                                           .07