Form 10-Q
period 1996-05-04
SUN CITY INDUSTRIES INC
filed 1996-06-14
CIK 95302

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

RESULT OF OPERATIONS:

           FOR THE QUARTERS ENDED MAY 4, 1996 AND APRIL 28, 1995

SALES:

During the first quarter, consolidated sales decreased $2,517,627, down 11.5% compared to a year ago.

    First       Total     Foodservice% of     Egg       % of
    Quarter     Sales      Division  Total  Division    Total

    1996     $19,301,698  $17,610,03791.2% $1,691,661    8.8%

    1995      21,819,325   14,454,76566.2   7,296,010   33.4

    Net change  $(2,517,627)   $3,155,272   25.0%   $(5,604,349)   (24.6%)

Reasons:

Division          Amount        Explanations
Foodservice:
   Produce Co.  $3,480,201      New division started June 19, 1995.
   Sheppard        932,935      Acquired February 27, 1995, three months
                                this year vs. two months a year ago.
   Gulf Coast   (1,471,668)     Switched a portion of its business to
                                warehouse and distribution servicing.
   All Others      213,804      Generally greater average sales prices.

   Net Increase $3,155,272

Eggs:
   Egg Marketing   458,286      Includes consulting and rent income
                                resulting from the sale of the three egg
                                businesses in fiscal 1996.
   Egg Processing    (6,062,635)     Results from the sale of the three egg
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