Form 10-Q
period 1996-08-03
SUN CITY INDUSTRIES INC
filed 1996-09-16
CIK 95302

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.   20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934



      For Quarter Ended August 3, 1996   Commission File No. 1-6914



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

The results of operations for the six month period ended August 3, 1996, are not necessarily indicative of results to be expected for the entire year ending February 1, 1997.

                SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                        August 3,    February 3,
ASSETS                                    1996          1996
CURRENT ASSETS:
Cash and equivalents                    $427,033      $760,885
Accounts and trade notes receivable,
  less allowance for doubtful accounts
  of approximately $276,000 and $186,000
  in 1996 and 1995, respectively       4,268,171      6,779,193
Inventories                            2,733,312      2,755,593
Notes receivable - current portion        14,908         14,816
Prepaid expenses                         357,348        210,029

TOTAL CURRENT ASSETS                   7,800,772     10,520,516

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements                    108,133        108,133
Buildings and improvements               467,266        438,077
Machinery and equipment                2,100,526      2,017,272
                                       2,675,925      2,563,482

Less accumulated depreciation         (1,204,593)    (1,025,723)
                                       1,471,332      1,537,759
Properties held for sale                 504,231        596,318
Long-term notes receivable               100,690        105,930
Excess of purchase price over fair value
  of net assets acquired               1,827,684      1,615,611
OTHER ASSETS                             767,072        792,565
TOTAL                                $12,471,781    $15,168,699

                                       August 3,     February 3,
LIABILITIES AND STOCKHOLDERS' EQUITY     1996           1996
CURRENT LIABILITIES:
Accounts payable                      $4,135,704     $5,318,812
Accrued expenses                         276,824        563,584
Current portion of long-term debt        439,196        496,056
TOTAL CURRENT LIABILITIES              4,851,724      6,378,452

DEFERRED COMPENSATION PAYABLE            349,913        337,913
LONG-TERM DEBT                         6,744,768      8,096,798
STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value 3,000,000
    shares authorized; 2,276,116 shared
    issued in 1996 and 1995              227,612        227,612
  Capital in excess of par value       1,041,721      1,070,286
  Retained earnings                    2,121,603      2,004,838
                                       3,390,936      3,302,736
  Less: Treasury stock at cost, 828,214
    and 837,164 shares in 1996 and 1995,
    respectively                      (2,653,560)    (2,682,200)
  Less: Receivable for common stock sold
    to ESOP                             (212,000)      (265,000)
TOTAL STOCKHOLDERS' EQUITY               525,376        355,536
TOTAL                                $12,471,781    $15,168,699

                SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS




                       SIX MONTHS ENDED             THREE MONTHS ENDED
                      August 3,    July 29,        August 3,   July 29,
                        1996       1995              1996       1995

Sales              $34,532,847   $42,452,981      $15,177,943  $20,633,656

Costs and Expenses

  Cost of goods sold 29,343,376   35,768,406       12,931,538   17,530,164
  Operating expenses  2,496,561    4,466,792        1,066,217    2,431,884
  Selling, general and
     administrative
     expenses         2,150,080    2,099,503          964,029      903,385
  Interest expense      418,041      540,882          201,784      279,226
  Other (income), net     8,024      (19,525)          14,154       (9,114)

Total Cost
   and Expenses      34,416,082   42,856,058       15,177,722   21,135,545


Earnings (Loss) From Operations
  Before Income
      Taxes             116,765     (403,077)             221     (501,889)

Provision For Income Taxes   -         2,000               -           -

Net Earnings (Loss)   $ 116,765    $(405,077)         $   221    $(501,889)


Earnings (Loss) Per Common and
   Common Equivalent
      Share             $   .08     $(   .28)              -      $(   .35)


Earnings (Loss) Per Common Share
   Assuming Full
     Dilution           $   .08     $(   .28)              -      $(   .35)

                SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 SIX MONTHS ENDED
                                        August 3,      July 29,
CASH FLOWS FROM OPERATING ACTIVITIES:     1996           1995
Net earnings                           $ 116,765      $(405,077)
Adjustments To Reconcile Net Earnings
  To Net Cash (Used In) Or Provided By
  Operating Activities:
Depreciation                             184,797        353,684
Amortization of excess of purchase price
  over fair market value of net assets
  acquired                                83,213         34,711
Provision for losses on accounts receivable             118,980   126,822
Change in assets and liabilities:
  Decrease (increase) in trade
    accounts receivable                2,392,042     (1,233,449)
  (Decrease) increase in inventories      22,281       (676,692)
  (Increase) in prepaid expenses        (147,319)      (128,363)
  (Increase) in investment in joint venture  -           (9,250)
  (Increase) decrease in other assets   (302,026)      (255,593)
  (Decrease) increase in accounts payable            (1,183,108)1,423,940
  (Decrease) Increase in accrued expenses              (286,760)   27,056
  (Decrease) increase in income taxes payable               -      (6,000)
  Increase in deferred compensation payable              12,000      28,600
Total Adjustments                        894,100       (314,534)
Net Cash Provided By Or (Used In)
  Operating Activities                $1,010,865      $(719,611)
Cash Flows From Investing Activities:
  Capital expenditures                     5,950       (277,398)
Cash Provided By Or (Used In)
  Investing Activities                     5,950       (277,398)
Cash Flows From Financing Activities:
  Proceeds from notes payable             60,000      1,488,739
  Repayments on notes receivable           5,148          7,697
  Principal payments on notes payable (1,468,890)    (1,359,417)
  Proceeds from subordinated debentures     -           700,000
  Proceeds from receivable from ESOP      53,000         53,000
  Proceeds from excercise of options          75            -

Net Cash (Used In) Or Provided By
Financing Activities                  (1,350,667)       890,019
Net (Decrease) Increase In Cash
  and Equivalents                       (333,852)      (106,990)

Cash and Equivalents, Beginning of Year  760,885        453,608

Cash and Equivalents, End of Year      $ 427,033      $ 346,618

Management's Discussion and Analysis of Financial
Condition and Results of Operations




The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the financial statements.










COMPANY PROFILE:

Sun City Industries, Inc. (the "Company"), which began in 1949 as an egg processing and marketing company, has now moved its focus to the foodservice marketing and distribution business throughout parts of the eastern seaboard of the United States with a heavy concentration in the State of Florida. The Company intends to expand its market share through internal sales growth and the acquisition of related companies in the foodservice distribution business.

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

The Company's goal is to build a network of foodservice companies throughout the heavily populated eastern seaboard of the United States with its major focus on the State of Florida.

RESULT OF OPERATIONS:

         FOR THE SIX MONTHS ENDED AUGUST 3, 1996 AND JULY 29, 1995

SALES:

During the six months, consolidated sales decreased $7,920,134, down 18.7% compared to a year ago.

      Six      Total    Foodservice  % of      Egg        % of
     Months    Sales     Division    Total   Division     Total

    1996    $34,532,847 $31,524,341  91.3%  $2,991,008     8.7%

    1995     42,452,981  28,792,481  67.8   13,560,501    31.9

Net change  $(7,920,134) $2,731,860  23.5% $(10,569,493)  (23.2%)


Reasons:

                  Amount        Explanations
Foodservice:
   Produce Co.  $5,593,470      Increase due to the new produce division
                                started June 19, 1995.

   Gulf Coast   (2,631,987)     Decrease due to a portion of Gulf
                                Coast's business switched to warehouse
                                and distribution servicing.

   All Others     (229,623)     Decrease due to generally lower unit
                                sales.

   Net Increase $2,731,860

Eggs:
   Egg Marketing   606,852      Increase includes consulting and rent
                                income which resulted from the sale of
                                the three egg businesses in fiscal 1996.

   Egg Processing   (11,176,345)     Decrease results from the sale of the
                                     three egg processing divisions during
                                     fiscal 1996.

   Net Decrease    $(10,569,493)

COST OF GOODS SOLD:

Cost of goods sold include product cost and freight in costs.

During the six months, cost of goods sold decreased $6,425,030. This decrease was generally in line with the change in the Company's business resulting from the sale and elimination of the three egg processing divisions. The rate of change is influenced by the Company's overall customer and product mix, as well as the changes in market prices which fluctuate from year to year.

OPERATING EXPENSES:

Operating expenses include warehousing and distribution costs and for the prior year the cost of processing within the three egg operations.

During the six months operating expenses decreased $1,970,231 reflecting the Company's change in its business as compared to the same period of the prior year which included egg operating expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses were up a net $50,577. The change reflects increases in the foodservice division primarily with the newly formed produce division offset by a combination of the elimination of the three egg operations and reduction in corporate headquarters costs.

INTEREST EXPENSE:

Interest expense decreased by $122,841 during the first six months of fiscal 1997. This drop reflects a decrease in the average outstanding debt of $952,000 for the current period compared to the corresponding period a year earlier.

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

NET EARNINGS:

Net Earnings for the six months amounted to $116,765 as compared to a loss of $405,077 for the same period a year ago. Earnings per share totalled $.08 versus a loss of $.28 per share reported for the same period a year ago.

Reasons:

                  Amount        Explanations
   Foodservice    $120,710      Improved operating profits in 5 of the 7
                                operating units.

   Egg Marketing   170,231      Transition from a losing cyclical egg
                                production-processing operation to a
                                more consistant egg marketing division
                                with added revenue from its consulting
                                and rent income agreements.

   Headquarters Cost    181,364      Elimination of personnel and expenses
                                     associated with all prior egg operations plus a reduction in executive payroll and related costs at corporate headquarters.

   Interest Expense122,841      Savings related to reduced debt levels
                                compared to the prior year.

   Other           (73,304)     Loss of commission income associated
                                with the disposed egg businesses.

   Net Improvement$521,842

EARNINGS (LOSS) PER COMMON SHARE:
                                        August 3,       July 29,
Six Months Ended                           1996           1995

Earnings per common and common
  equivalent share                        $ .08          $(.28)

Earnings per common share
  assuming full dilution                  $ .08          $(.28)

Average shares used in  computation:
   Common equivalent shares             1,528,397      1,438,952

   Fully diluted shares                 1,743,781      1,654,336

LIQUIDITY AND CAPITAL RESOURCES:

The fiscal 1996 loss has depleted substantially all of the Company's capital. Management expects the Company to return to profitability by focusing its efforts on developing the foodservice business and maintaining its small but profitable egg marketing company. However, the strategy of expanding the Company's market share in the foodservice industry through the acquisition of small to mid-sized foodservice distribution companies has been curtailed at this time as a result of the expanded losses and reduced capital incurred during fiscal 1996. The Company no longer has the capital to seek expansion through acquisitions. The Company has disposed of its egg production and processing operations and has instituted efforts to reduce administrative expenses. Management will concentrate its efforts on the existing foodservice business with a goal to improve each operation and grow internally until it can become profitable enough to seek other acquisitions. There can be no assurance, however, that management's efforts will ultimately be successful.

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

On August 7, 1996 the Company had been notified by the lender under its principal credit facility that it had borrowed $1.2 million in excess of the lender's formula of the applicable borrowing base limitations and that, therefore, certain technical events of default had occurred under its credit facility. As a result, and until the events of default have been cured, the rate of interest payable on the then outstanding balance of $4.6 million has increased from prime plus 2.50% to prime plus 4.25%. The amount of the overadvance which has already been reduced by $504,000 to $678,000, should be significantly reduced during the third and fourth quarters ended February 1, 1997 as a result of increased seasonal sales, the possible sale of certain real estate held by the Company as property held for sale, as well as from the collection of what the lender classifies as ineligible accounts. The Company and its lender have both come to an accommodation in principle subject to the execution of a definitive agreement wherein the lender will continue to provide the Company with its working capital requirements as called for under the existing borrowing formula. The Company believes that based on this arrangement and the fact that sales have already begun to increase, it will have sufficient working capital to meet its day to day obligations.

In addition to the lender providing cash for operations, the Company believes it will require additional financing to meet other obligations and capital needs.

On August 1, 1996, the Company failed to make its semi-annual interest payment on its Senior Convertible Bonds and on September 1, 1996 was in default and is in arrearage on such obligation totalling $59,500.

The Company is currently investigating the availability of additional or substitute financing, as well as a capital investment to satisfy its capital needs. If, however, the Company is not successful in obtaining an investment or such financing, the Company may seek other remedies to address any liquidity problems that may arise in the future.

8-K FILING:

On August 7, 1996, Form 8-K was filed with the Securities and Exchange Commission and the American Stock Exchange.

SALES OF UNREGISTERED SECRUITIES (DEBT OR EQUITY):

None

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  SUN CITY INDUSTRIES, INC.
                                                  REGISTRANT




Date:  September 16, 1996                         Malvin Avchen
                                                  Malvin Avchen, C.E.O.




Date:  September 16, 1996                         Syed Jafri
                                                  Syed Jafri, Treasurer




The financial statements for the six months ended August 3, 1996 and July 29, 1995, respectively, are unaudited but are prepared in conformity with accounting principles used at our last fiscal year end and include all adjustments which the Company considers necessary for a fair presentation.