Form 10-Q
period 1996-11-02
SUN CITY INDUSTRIES INC
filed 1996-12-17
CIK 95302

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.   20549

                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934



    For Quarter Ended November 2, 1996   Commission File No. 1-6914



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

                            Yes   X     No_____
PAGE

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

The results of operations for the nine month period ended
November 2, 1996, are not necessarily indicative of results to be expected for the entire year ending February 1, 1997.
PAGE

                SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                     November 2,    February 3,
ASSETS                                    1996          1996
CURRENT ASSETS:
Cash and equivalents                    $247,665       $760,885
Accounts and trade notes receivable,
  less allowance for doubtful accounts
  of approximately $306,000 and $186,000
  in 1996 and 1995, respectively       5,432,231      6,779,193
Inventories                            2,451,448      2,755,593
Notes receivable - current portion        15,855         14,816
Prepaid expenses                         297,714        210,029

TOTAL CURRENT ASSETS                   8,444,913     10,520,516

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements                    108,133        108,133
Buildings and improvements               490,418        438,077
Machinery and equipment                2,077,847      2,017,272
                                       2,676,398      2,563,482

Less accumulated depreciation         (1,289,353)    (1,025,723)
                                       1,387,045      1,537,759
Properties held for sale                 504,231        596,318
Long-term notes receivable                93,914        105,930
Excess of purchase price over fair value
  of net assets acquired               1,803,261      1,615,611
OTHER ASSETS                             681,461        792,565
TOTAL                                $12,914,825    $15,168,699
                                     November 2,     February 3,
LIABILITIES AND STOCKHOLDERS' EQUITY     1996           1996
CURRENT LIABILITIES:
Accounts payable                      $5,020,912     $5,318,812
Accrued expenses                         375,308        563,584
Current portion of long-term debt        447,231        496,056
TOTAL CURRENT LIABILITIES              5,843,451      6,378,452

DEFERRED COMPENSATION PAYABLE            355,913        337,913
LONG-TERM DEBT                         6,619,671      8,096,798
STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value 3,000,000
    shares authorized; 2,276,116 shared
    issued in 1996 and 1995              227,612        227,612
  Capital in excess of par value       1,041,721      1,070,286
  Retained earnings                    1,692,017      2,004,838
                                       2,961,350      3,302,736
  Less: Treasury stock at cost, 828,214
    and 837,164 shares in 1996 and 1995,
    respectively                      (2,653,560)    (2,682,200)
  Less: Receivable for common stock sold
    to ESOP                             (212,000)      (265,000)
TOTAL STOCKHOLDERS' EQUITY                95,790        355,536
TOTAL                                $12,914,825    $15,168,699

                SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS


                                 NINE MONTHS ENDED                  THREE MONTHS ENDED
                     November 2,          October 28,                         November 2,    October 28,
                        1996       1995       1996       1995
Sales                $50,595,997          $66,369,435                        $16,063,150    $23,916,454

Costs and Expenses

  Cost of goods sold   43,261,570          56,807,314                         13,918,194     21,038,908
  Operating expense     3,805,5186,749,491  1,308,957 2,282,699
  Selling, general and
     administrative expenses      3,118,414 3,486,999   968,334                1,387,496
  Interest expense        655,626  806,372    237,585   265,490
  Other (income), net      67,690   93,642     59,666   113,167

Total Cost and Expenses50,908,818          67,943,818                         16,492,736     25,087,760


Earnings (Loss) From Operations
  Before Income Taxes   (312,821)          (1,574,383) (429,586)              (1,171,306)

Provision For Income Taxes   -      (2,000)        -       -

Net Earnings (Loss)    $(312 821)         $(1,576,383)$(429,586)             $(1,171,306)


Earnings (Loss) Per Common and
   Common Equivalent Share         $  (.21)    $(1.10)   $ (.28)                  $ (.81)


Earnings (Loss) Per Common Share
   Assuming Full Dilution$  (.21)   $(1.10)    $ (.28)   $ (.81)

PAGE

                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      NINE MONTHS ENDED
                                           November 2,    October 28,
CASH FLOWS FROM OPERATING ACTIVITIES:          1996           1995
Net earnings                                $(312,821)   $(1,576,383)
Adjustments To Reconcile Net Earnings
  To Net Cash (Used In) Or Provided By
  Operating Activities:
Depreciation                                  272,937        518,744
Amortization of excess of purchase price
  over fair market value of net assets
  acquired                                     64,474         54,317
Change in assets and liabilities:
  Decrease (increase) in trade
    accounts receivable                     1,347,062     (2,182,876)
  Decrease (increase) in inventories          304,145     (1,206,845)
  (Increase) in prepaid expenses              (87,685)       (64,579)
  Decrease in investment in joint venture         -          527,000
  (Increase) decrease in other assets        (141,020)      (348,651)

  (Decrease) increase in accounts payable    (297,900)     3,144,041
  (Decrease) Increase in accrued expenses    (188,276)       (19,944)
  (Decrease) increase in income taxes payable     -           (6,000)
  Increase in deferred compensation payable    18,000         85,800
Total Adjustments                           1,291,737        501,007
Net Cash Provided By Or (Used In)
  Operating Activities                       $978,916    $(1,075,376)
Cash Flows From Investing Activities:
  Capital expenditures                        (30,236)       348,961
Cash (Used In) Or Provided By
  Investing Activities                        (30,236)       348,961
Cash Flows From Financing Activities:
  Principal payments on long-term debt     (1,585,952)    (1,673,817)
  Proceeds from long-term debt                 60,000      1,488,739
  Proceeds from receivable from ESOP           53,000         53,000
  Proceeds from exercise of options                75            -
  Proceeds from notes receivable               10,977         11,117
  Proceeds from subordinated debt                 -          700,000
Net Cash (Used In) Or Provided By
Financing Activities                       (1,461,900)       579,039
Net (Decrease) Increase In Cash
  and Equivalents                            (513,220)      (147,376)

Cash and Equivalents, Beginning of Year       760,885        453,608

Cash and Equivalents, End of Year           $ 247,665      $ 306,232

PAGE

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

RESULTS OF OPERATIONS:

      FOR THE NINE MONTHS ENDED NOVEMBER 2, 1996 AND OCTOBER 28, 1995

SALES:

During the nine months, consolidated sales decreased $15,773,438, down 23.8% compared to a year ago.

   Nine    Total        Foodservice  % of      Egg        % of
  Months   Sales         Division    Total   Division     Total

  1996  $50,595,997    $46,135,183   91.2%  $4,428,777     8.8%

  1995   66,369,435     46,342,011   69.8   19,894,942   (30.0)

  Net  $(15,773,438)    $ (206,828)       $(15,466,165)

Explanation:

Foodservice:
    Decreased sales in Fort Lauderdale, Orlando, Gulf Coast and
    Sheppard were $206,828 greater than sales increases in New
    Jersey, Georgia and the Produce divisions.

Eggs:
    The decrease in sales of $15,466,165 results directly from the disposition of the three egg processing operations in Spring
    Grove, Pa., Jarratt, Va. and Burgaw, NC.


COST OF GOODS SOLD:

Cost of goods sold include product and freight-in costs.

During the nine months, cost of goods sold decreased $13,545,744. This decrease was generally in line with the change in the Company's business resulting from the sale and elimination of the three egg processing divisions. The rate of change is influenced by the Company's overall customer and product mix, as well as the changes in market prices which fluctuate from year to year.

OPERATING EXPENSES:

Operating expenses include warehousing and distribution costs and for the prior year the cost of processing for the three disposed egg operations.

During the nine months operating expenses decreased $2,943,973 reflecting the Company's change in its business as compared to the same period of the prior year which included egg operating expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses were down a net
$368,858. The change reflects increases in the foodservice division primarily due to the newly formed produce division offset by a combination of the elimination of the three egg operations and reduction in corporate headquarters costs.

INTEREST EXPENSE:

Interest expense decreased by a net $150,746 during the first nine months of fiscal 1997. This drop reflects a decrease of $186,000 due to a reduction in the average outstanding debt for the current period compared to the corresponding period a year earlier, offset by a $36,000 increase in interest expense related to greater costs associated with the default incurred with the Company's primary lender which began at the beginning of the third quarter.
PAGE

INCOME TAXES:

The Company accounts for income taxes in accordance with SFAS 109, under which deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions and operating loss carryforwards. A valuation allowance is recognized to reduce net deferred tax assets to the amounts that are more likely than not to be realized.

The Company, after filing its fiscal 1996 tax return, has a tax loss carryforward of approximately $4,700,000 expiring in the years 2005 through 2009.

NET EARNINGS (LOSS):

For the nine months the net loss amounted to $312,821 as compared to a net loss of $1,576,383 for the same nine months a year ago.
The loss per share totalled $.21 versus a loss of $1.10 per share reported for the same period a year ago.

Comparisons To The Prior Year:

Amount         Explanations
Foodservice       $(33,926)  An unexpected loss in one of our
                             operating units offset improved
                             operating profits in 5 of the other
                             operating units.

Egg Marketing      713,265   Transition from a losing cyclical egg
                             production-processing operation to a
                             more consistent egg marketing company
                             with added revenue from its consulting
                             and rent income agreements.

Headquarters Cost  472,035   Elimination of personnel and expenses
                             associated with all prior egg
                             operations plus a reduction in
                             executive payroll and related costs at
                             corporate headquarters.

Interest Expense   150,746   Savings related to reduced debt levels
                             compared to the prior year.
All Other          (38,558)

Net Improvement $1,263,562

EARNINGS (LOSS) PER COMMON SHARE:
                                      November 2,    October 28,
Nine Months Ended                         1996           1995

(Loss) per common and common
  equivalent share                       $(.21)         $(1.10)

(Loss) per common share
  assuming full dilution                 $(.21)         $(1.10)

Average shares used in computation:
   Common equivalent shares             1,512,902      1,485,000


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

On August 1, 1996, the Company failed to make its semi-annual interest payment on its Senior Convertible Bonds and on November 2, 1996 was in default and in arrearage on such obligation totalling
$59,500.

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

8-K FILING:

On August 7, 1996, Form 8-K was filed with the Securities and
Exchange Commission and the American Stock Exchange.

SALES OF UNREGISTERED SECURITIES (DEBT OR EQUITY):

None

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registratnt has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  SUN CITY INDUSTRIES, INC.
                                                  REGISTRANT




Date:  December 17, 1996                          Malvin Avchen
                                                  Malvin Avchen, C.E.O.




Date:  December 17, 1996                          Syed Jafri
                                                  Syed Jafri, Treasurer


The financial statements for the nine months ended November 2, 1996 and October 28, 1995, respectively, are unaudited but are prepared in conformity with accounting principles used at our last fiscal year end and include alladjustments which the Company considers necessary for a fair presentation.