Form 10-K
period 1997-02-01
SUN CITY INDUSTRIES INC
filed 1997-05-23
CIK 95302

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-K

(Mark One)
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  X                   SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended February 1, 1997
                                    OR
        TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number including area code:(954) 730-3333

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

     As of April 30, 1997, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $1,109,500 (the price at which the stock was sold prior to the close of business on April 30, 1997). For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at April 30, 1997 were excluded from the number of shares held by non-affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of April 30, 1997, there were 1,447,902 shares of the Registrant's $.10 par value Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE:

     The Registrant's definitive proxy statement for its 1997
 Annual Meeting of Stockholders is incorporated by reference into
 Part III of this Form 10-K.

Total Number of Pages:   46       Exhibit Index: Page No.   43



                                  PART I

     Special Note Regarding Forward-Looking Statements

     Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Sun City Industries, Inc. (the "Company" or "Sun City") to be materially different from any future results, performance or achievements expressed or implied by such forward-
looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; acceptance of new services; changing trends in customer orders; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of product and supplies; changes in, or failure to comply with, government regulations; the costs and other effects of legal and administrative proceedings; and other factors referenced in this Form 10-K. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1 - Business

     As a result of a 1990 Stock Redemption, a new Executive Management team took over operating control of Sun City. The Executive Team developed a business plan and began its implementation during fiscal year 1993. The plan concentrated on the Company's foodservice operations where Management believed opportunities existed for growth through mergers and acquisitions as well as geographical and product line expansion.

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

  c) In February 1995, Sun City acquired Sheppard Distributors,
     Inc. of Auburndale, Florida. Sun City Produce, Inc. was founded in June 1995.

  d) In June 1995, Sun City started its wholesale produce division in Pompano Beach, Florida. By the fiscal year ending February 1, 1997, sales had grown to $13.4 million.

  e) During fiscal year 1993, Sun City was faced with severe shortages in its supply of eggs, creating substantial losses in its egg division. In an attempt to protect the profitability of its egg division, Sun City developed a program of investing in egg producing joint ventures, creating a steady supply of eggs for the egg processing operations. Sun City completed the joint venture program in fiscal year 1993, resulting in increased profitability in its egg division in 1993 and 1994. However, the highly cyclical nature of the egg industry led to reduced profitability during late 1994 and all of 1995. Company management, realizing that Sun City's competitive position in the egg production and processing business was declining, made the decision to exit the egg business allowing management to focus its attention solely on the egg marketing and foodservice distribution business. By January 1996, Sun City divested all of its egg production joint ventures and egg processing businesses.

  f) Today, the Company has a customer base generating annualized sales volume of approaching $70 million in highly desirable markets. Sun City's primary areas of distribution span from Naples to the Panhandle on the west coast of Florida, and from Tampa to Orlando to Daytona in Central Florida. The Company's South Florida market area stretches along the east coast from West Palm Beach to Dade, Broward and Monroe counties.

     A summary of sales by business segment for the fiscal years
 1997, 1996 and 1995 is as follows:

                                   1997        1996        1995
          Foodservice Division     90.7%       71.4%       59.2%

          Egg Division and Other    9.3%       28.6%       40.8%

 2)  Description of segments in developmental stage - None.

 3) Sources and Availability of Merchandise - The Company believes that the relationship with its suppliers has been adequate but is currently declining given the Company's current liquidity problems.

 4)  Patents, trademarks, licenses, franchises held - None.

 5)  Seasonal impact on the Company's consolidated business:

          The majority of the Company's business is now located within the State of Florida and since the state's primary business is tourism, the Company's sales and business is affected by the influx of tourists and visitors that inhabit Florida from Thanksgiving to Easter each year. As a result, the Company's quarterly sales revenues reflect this seasonal variation.

               First Quarter (February - April)        $19,354,904
               Second Quarter (May - July)              15,177,943
               Third Quarter (August - October)         16,063,150
               Fourth Quarter (November - January)           17,649,386

 6) The Company was able to turn its resale inventory 25 times during the fiscal year ended February 1, 1997 and maintain its outstanding average receivables at the 31 day level.

     The Company does not maintain large amounts of inventory to meet customer requirements nor does it provide extended payment terms to its customers.

 7) During the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995, sales to the Company's major customer were 9.3%, 7.5% and 9.5%, respectively, of consolidated sales; and sales to the next leading customer were 6.3%, 5.5% and 7.2%, respectively, of consolidated sales.

     Although the Company's relationships with many of its major customers are long standing, the Company generally does not have contracts with its customers and, accordingly, such customers have no legal obligation to continue purchasing from the Company. The Company believes that its relationships with its customers are good and that the loss of one of its major customers would have only a temporary adverse effect on its business. During the fiscal year ended February 1, 1997, approximately 91% of Company's total sales were made to about 4,000 institutional customers located in Florida, Georgia, Pennsylvania, New Jersey, New York, Washington D.C. and Maryland. During fiscal years ended February 3, 1996 and January 28, 1995, these sales amounted to approximately 71% and 60%, respectively.

 8)  The Company has no backlog of orders.

 9)  Government contracts subject to renegotiation or termination -
 None.

10) The foodservice industry is both highly competitive and is comprised of a large number of competing entities. Management does not believe the Company is a significant factor in any of its lines of business.

11) The Company had no expenditures for research and development during the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995.

12) The Company has not had to make any expenditures in connection with compliance with environmental regulations.

13) The Company (including its wholly-owned subsidiaries) had 170, 300 and 310 employees at the end of fiscal years 1997, 1996 and 1995, respectively,

ITEM 2 - Description of Property

     Location  Owner/Tenant   Facilities

 1.  Miami,           Owner   Plant       complex       comprising
     Florida                  approximately 10,125 sq. ft. of land
                              and improvements. Currently, the
                              facility is not being utilized and is
                               being held for sale.

 2.  Hawthorne,       Owner   A    183    acre    farm     complex
     Florida                  remains, consisting of 6 acres of
                              lakefront property including one
                              residence of 3,350 sq. ft.; 10 acres
                              comprising a 5,041 sq. ft. feed mill
                              complex including storage tanks, a
                              warehouse and its own offices; and a
                              15,400 sq. ft. warehouse.  During the
                              first quarter of fiscal 1993 all
                              operations were discontinued and the
                              property was listed for sale.  During
                              fiscal 1997 20 acres were sold.

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

 5.  Orlando,         Tenant  Plant       complex       comprising
     Florida                  approximately 7,200 sq. ft. of
 warehouse. The Company is a tenant at a monthly rental of $1,830 under a lease expiring on November 30, 1997. This facility is adequate and being fully utilized.

 6.  Fort Lauderdale, Tenant  Plant       complex       comprising
     Florida                  15,556 sq. ft. including the
 Company's executive and administrative offices and its Certified Poultry & Egg Foodservice operations. The plant includes 5,000 sq. ft. of refrigerated space, 4,608 sq. ft of dry warehouse space and 5,942 sq. ft. of operations and administrative offices. The Company is a tenant, at a current monthly rental of $8,982, under a lease expiring on January 9, 2000. The lease has a 5% yearly escalation. This facility is adequate and is being fully utilized.

 7.  Atlanta,         Owner   Plant       complex       comprising
     Georgia                  approximately 5,000 sq. ft. of
 coolers, freezers and office space on 2.5 acres of land. This facility is adequate and is being fully utilized.

 8.  Port Richey,     Tenant  Plant       complex       comprising
     Florida                  approximately 30,000 sq. ft. of
 which 10,000 sq. ft. is refrigerated, 7,000 sq. ft. is a refrigerated dock area, 11,500 sq. ft. is a dry warehouse and 1,500 sq. ft. is office space. The Company is a tenant at a monthly rent of $9,000 until December 1997. This facility is adequate and being fully utilized.

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

11.  Pompano Beach,   Tenant  Plant    complex     comprising   of
     Florida                  approximately 20,800 sq. ft. of
 which approximately 90% is refrigerated. The Company is a tenant, at a monthly rent of $13,779 under a lease expiring May 31, 1999. This facility is adequate and being fully utilized.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of the executive officers of the Company as of February 1, 1997:

  Name              Age Position and Date Commenced

  Malvin Avchen     63  Chief Executive Officer since April 1990

  Gustave Minkin    65  President and Secretary since April 1990

  Saul Zalka        62  Chief Operating Officer since April 1990

  Syed Jafri        52  Treasurer since April 1990

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

     Mr. Gustave Minkin served as Vice President of Marketing from 1970 to April 1990 and as Director of the Company since 1972.

     Mr. Saul Zalka served as Vice President of Institutional operations from 1970 to April 1990 and as a Director of Company since 1981.

     Mr. Syed Jafri served as Controller since 1975.

                                  PART II

ITEM 5 - Market for Registrant's Common Stock and Related
         Stockholders' Matters

a) The Company's Common Stock is listed and traded on the American Stock Exchange under the ticker symbol SNI. The sales price of the Common Stock for each full quarterly period within the two most recent fiscal years were as follows:

          Fiscal 1997                      Fiscal 1996
                        Cash                             Cash
Quarter  High   Low   Dividends  Quarter  High   Low   Dividends
   1    $3.13  $2.38    None        1    $5.38  $4.38    None
   2     3.13   2.25    None        2     4.88   3.38    None
   3     2.75   1.88    None        3     4.38   3.25    None
   4     1.63    .75    None        4     3.63   2.00    None

b) There were approximately 175 stockholders of record on April 15, 1997. This total does not include stockholders listed with brokers or their agents in street name.

c) As of April 15, 1997, the high and low sales price for the Common Stock was $.9375 per share.

ITEM 6 - SELECTED FINANCIAL DATA
                                 Years Ended
                   February 1, February 3, January 28, January 29, January 31,
                      1997        1996        1995        1994        1993
OPERATING RESULTS:
Sales             $68,245,383 $91,084,629 $69,351,205 $66,098,210  $61,255,226

(Loss) Earnings Before
 Income Taxes     (1,167,087) (2,761,305)   (74,078)     237,950    (270,301)

Net (Loss) Earnings (1,167,087) (2,761,305) (82,078)     221,950    (333,001)

Net (Loss) Earnings
  per common share      (.81)      (1.92)     (.06)        .15         (.23)

Shares Used in
  Computation        1,447,902  1,438,952  1,437,165   1,477,260   1,435,633

BALANCE SHEET
DATA AT YEAR END:

Working capital        421,337  4,142,064  5,166,343  5,058,817    2,309,211

Working capital ratio 1.1 to 1  1.65 to 1  2.01 to 1  1.97 to 1    1.47 to 1

Total assets        12,447,017 14,929,814  16,287,880 14,011,244  10,852,814

Long-term obligations 5,409,828 8,096,798  7,675,289   5,400,233   2,880,291

Stockholders' equity
 (deficit)            (711,476)   355,536   3,063,841  3,086,968   2,812,018

Market price per common
 share                    1.13       2.00       5.125       2.88        4.13

Shares outstanding at year
 end                 1,477,902  1,438,952  1,438,952   1,435,702   1,435,702
(a) There were no cash dividends paid during the five year period ended February 1, 1997.


ITEM 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes appearing herein.

COMPANY PROFILE:

Sun City Industries, Inc. (the "Company"), which began in 1949 as an egg processing and marketing company, is presently primarily engaged in the foodservice marketing and distribution business throughout much of the eastern seaboard of the United States with a heavy concentration in Florida.

In 1990, the Company began its expansion as a foodservice distributor that now includes four centers in Florida covering the West Coast of Florida, Central Florida and Southeast Florida from Key West to West Palm Beach. In addition, the Company has operations that distribute to markets in Atlanta, Georgia, Baltimore, Maryland, Philadelphia, Pennsylvania and throughout New Jersey.

The Company's clientele includes national and regional supermarkets, hotels, restaurants, airline caterers, cruise lines, schools and prisons.

The Company's current goal is to find an investor or merger partner to take full advantage and grow the broad based business that currently exists throughout the heavily populated eastern seaboard of the United States.

RESULTS OF OPERATIONS:
SALES:
Sales for the fiscal years 1997, 1996 and 1995 were as follows:
                                       % (Decrease)
     Year               Sales           % Increase
     1997            $68,245,383          (25.1)%
     1996             91,084,629           31.3%
     1995             69,351,205            4.9%

For the fiscal year ended February 1, 1997, consolidated sales decreased $22.8 million or 25.1%. Of this decrease $19.6 million resulted directly from the sale and elimination of the three egg operations. Additionally, a decrease in the size of the Gulf Coast operation offset net sales increases in the other foodservice divisions.

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

COST OF SALES:

Cost of sales include product cost, warehousing, distribution and egg processing costs. Cost of sales as a percentage of sales was 94.0% in fiscal 1997, 95.2% in fiscal 1996 and 92.3% in fiscal year 1995. Margins are influenced by the Company's overall customer and product mix shifting from primarily an egg company to that of a foodservice company. The decrease in the cost of sales percent in fiscal year 1997 was also the result of disposing of the Company's egg production operations and joint venture investments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses remained fairly constant as a percentage of sales for fiscal 1997, 1996 and 1995, at 6.5%, 6.5% and 6.9%, respectively.

During fiscal 1997, administrative costs decreased $1,494,875 due to the elimination of the Company's three egg divisions as well as a major reduction in costs at the Company's administrative home office. Management expects that as the Company's operations become more foodservice oriented, future direct selling, general and administrative expenses, as a percentage of sales, will approximate 6.0% to 6.5%.

During fiscal 1996, overall selling, general and administrative expenses increased $1,181,756 due to the addition of Sheppard
 Foodservice and Sun City Produce.

INTEREST EXPENSE:

Interest expense decreased $151,308 in fiscal 1997. The lower interest costs result primarily from the elimination of debt associated with the disposition of the Company's three egg operations offset by higher rates experienced during the year.

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

The Company estimates that, after filing its 1997 tax return, it will have tax loss carryforwards of approximately $5,500,000 expiring in the years 2009 through 2012.

NET LOSS:

For the fiscal year ended February 1, 1997, a net loss of $1,167,087 resulted from:

     1. Reduced sales levels in our Gulf Coast operation which adversely effected operating results.
     2. Relocation costs, expenses and write-offs experienced with the move of our Produce division to larger facilities during the fiscal year.
     3. Higher effective interest rates and increased costs of legal, audit, bank fees, courier and related costs associated with the Company's default with its major lender during the second half of the fiscal year.
     4. An increased provision for bad debts and doubtful accounts.

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

Loss per common share for the fiscal years 1997, 1996 and 1995 was as follows:
                                    1997       1996         1995
Loss per common share              ($.81)     ($1.92)      ($.06)

Average shares used in the
 computation                   1,447,902   1,438,952   1,437,165

LIQUIDITY AND CAPITAL RESOURCES:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
  As shown in the accompanying financial statements, during the years ended February 1, 1997 and February 3, 1996, the Company incurred net losses of $1,167,087 and $2,761,305, respectively, and as of
 February 1, 1997 the Company had a stockholders' deficit of $758,476. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note F, the Company is not in compliance with several provisions of its line of credit agreement and the lender has placed significant operating and financing restrictions on the Company pursuant to a forbearance agreement. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds from investors so that the Company can meet its obligations and sustain operations.
There can be no assurance, however, that management's efforts will ultimately be successful.

During fiscal 1997, the Company:

Was placed in default by its major lender as a result of over-advances the lender made to the Company which were not secured by assets of the Company. As a result of the default, the Company's stated interest rate on this debt increased from 2.25% over the prime rate in fiscal 1996 to 4.25% over the prime rate in fiscal 1997.

And its lender signed, on December 16, 1996, a Forbearance
 Agreement which extends the existing line of credit until March 30, 1998, agrees to a repayment schedule that permits the Company to operate and fund its business under certain limitations and conditions and provides the lender additional collateral in the form of its North Carolina and Virginia real estate.

Failed to make its regular semi-annual interest payments on the Senior Subordinated Convertible Debentures. Although the Company is in monetary default, its Bondholders have not indicated they will place the Company in default. On the contrary, the Bondholders are cooperating with the Company in the Company's attempt to raise additional capital through a direct investment or finding a qualified merger partner.

Did not fully satisfy the American Stock Exchange's guidelines for continued listing. Accordingly, there can be no assurance that the listing will be continued.

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

COMMITMENTS:

As of February 1, 1997, the Company had no commitments for capital expenditures.

ITEM 8 - Consolidated Financial Statements and Supplementary Data

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                            Page
     Independent Auditors' Report                            21
     Consolidated Balance Sheets                             22
     Consolidated Statements of Operations                   23
     Consolidated Statements of Stockholders' Equity         24
     Consolidated Statements of Cash Flows                   25
     Notes to Consolidated Financial Statements              27

                       INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Sun City Industries, Inc. and Subsidiaries
Fort Lauderdale, Florida

     We have audited the accompanying consolidated balance sheets of Sun City Industries, Inc. and Subsidiaries as of February 1, 1997 and February 3, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 1, 1997. These financial statements are the responsibility of the Company's management.
 Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sun City Industries, Inc. and Subsidiaries as of February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 1997 in conformity with generally accepted accounting principles.

     The accompanying financial statements for the year ended February 1, 1997, have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company's recurring losses from operations and net stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




DELOITTE & TOUCHE LLP
Fort Lauderdale, Florida
May 16, 1997


                SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                      February 1,    February 3,
ASSETS                                    1997          1996
CURRENT ASSETS:
Cash and equivalents                   $    -          $760,885
Accounts and notes receivable,
  less allowance for doubtful accounts
  of approximately $460,000 and $186,000
  in 1997 and 1996, respectively       5,521,144      6,779,193
Inventories                            2,334,987      2,755,593
Notes receivable - current portion        18,927         14,816
Prepaid expenses                         218,838        210,029

TOTAL CURRENT ASSETS                   8,093,896     10,520,516

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements                    108,133        108,133
Buildings and improvements               499,917        438,077
Machinery and equipment                2,243,175      2,017,272
TOTAL PROPERTY, PLANT AND EQUIPMENT    2,851,225      2,563,482

Less accumulated depreciation         (1,319,437)    (1,025,723)
PROPERTY, PLANT AND EQUIPMENT, NET     1,531,788      1,537,759
Properties held for sale                 504,849        596,318
Long-term notes receivable                88,308        105,930
Excess of purchase price over fair value
  of net assets acquired               1,780,836      1,615,611
Other assets                             447,340        553,680
TOTAL                                $12,447,017    $14,929,814

                                      February 1,    February 3,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          1997      1996
CURRENT LIABILITIES:
Cash overdraft                        $  214,744
Accounts payable                       5,003,332     $5,318,812
Accrued expenses                         734,354        563,584
Current portion of long-term debt      1,720,129        496,056
TOTAL CURRENT LIABILITIES              7,672,559      6,378,452

DEFERRED COMPENSATION PAYABLE            123,106         99,028
LONG-TERM DEBT                         5,409,828      8,096,798
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.10 par value 3,000,000
    shares authorized; 2,276,116 shares
    issued in 1997 and 1996              227,612        227,612
  Capital in excess of par value       1,041,721      1,070,286
  Retained earnings                      837,751      2,004,838
                                       2,107,084      3,302,736
  Less: Treasury stock at cost, 828,214
    and 837,164 shares in 1997 and 1996,
    respectively                      (2,653,560)    (2,682,200)
  Less: Receivable for common stock sold
    to ESOP                             (212,000)      (265,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)    (758,476)       355,536
TOTAL                                $12,447,017    $14,929,814

See notes to consolidated financial statements.

                SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS






                                   February 1,    February 3,    January 28,
                                      1997           1996           1995


SALES, net                         $68,245,383    $91,084,629    $69,351,205

COSTS AND EXPENSES:

  Cost of sales                     64,129,511     86,752,375     64,032,260
  Selling, general and
 administrative expenses             4,446,724      5,941,599      4,759,843
  Interest expense                     893,135      1,044,443        652,047
  Other (income) expense, net          (56,900)       107,517        (18,867)
                                    ___________   ____________    ___________
TOTAL COSTS AND EXPENSES            69,412,470     93,845,934     69,425,283

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES               (1,167,087)    (2,761,305)       (74,078)

PROVISION FOR INCOME TAXES                -              -             8,000
                                     __________    ____________    ___________
NET LOSS                            $(1,167,087)   $(2,761,305)    $  (82,078)

NET LOSS PER COMMON SHARE               $(.81)        $(1.92)        $(.06)

See notes to consolidated financial statements.

                SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


              Common Stock                        Treasury  Stock
        Shares          Capital in    Retained
      Outstanding Amount excess of par Earnings Shares  Amount     ESOP


Balance,
Jan.29,
1994  2,276,116 $227,612 $1,070,286 $4,852,290 840,414 $2,692,220 $371,000

Exercise
of Stock Options                        (4,069) (3,250)   (10,020)

Payment of ESOP loan (Note M)                                      (53,000)

Net Loss                               (82,078)

Balance,
Jan.28,
1995 2,276,116  227,612  1,070,286   4,766,143 837,164   2,682,200   318,000

Payment of ESOP loan (Note M)                                        (53,000)

Net Loss                            (2,761,305)

Balance,
Feb.3,
1996 2,276,116  227,612  1,070,286   2,004,838 837,164   2,682,200  265,000

Purchase of Treasury Shares                      9,800      34,300

Exercise of Stock Options  (28,565)            (18,750)    (62,940)

Payment of ESOP loan (Note M)                                       (53,000)

Net Loss                           (1,167,087)

Balance,
Feb.1,
1997  2,276,116 $227,612 $1,070,286 $ 837,751   828,214 $2,682,125 $212,000

See notes to consolidated financial statements.

               Sun City Industries, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows


                                       February 1,    February 3,   January 28,
                                          1997          1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                             $(1,167,087) $(2,761,305)  $(82,078)

ADJUSTMENTS TO RECONCILE NET LOSS
 TO NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES:

  Depreciation and Amortization           521,174     822,516        645,004
  Provision for losses on accounts
  receivable                              485,607     324,818        123,549
  Loss on sale of fixed assets             33,546     153,885
  Change in assets and liabilities net of
    effects from acquisitions:
    Accounts and trade notes receivable   772,442    (91,790)       119,786
    Inventories                           420,606    667,844       (300,026)
    Prepaid expenses                       (8,809)   176,912         (2,674)
    Other assets                         (232,498)   944,327       (262,047)
    Accounts payable                     (315,480)   878,721       (611,577)
    Accrued expenses                      170,770     68,340       (103,128)
    Income taxes payable                    -         (8,000)        (8,000)
    Deferred compensation payable          24,078   (106,247)       114,400

  TOTAL ADJUSTMENTS                     1,871,436  3,831,326       (284,713)

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                704,349  1,070,021       (366,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets      168,930  1,214,255
  Capital expenditures                   (452,598)  (589,232)       (949,100)
  Payment for acquisitions                          (350,000)
  Repayment of notes receivable            13,511     14,621

NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                   (270,157)   289,644        (949,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and
    subordinated debt                     275,384    556,052       1,462,479
  Principal payments on notes payable  (1,738,280) (1,661,440)      (283,539)
  Proceeds from loan receivable from ESOP  53,000      53,000          53,000
  Proceeds from exercise of options            75                       5,951

NET CASH (USED IN) PROVIDED BY FINANCING

ACTIVITIES                            (1,409,821)  (1,052,388)   1,237,891

NET (DECREASE) INCREASE IN CASH AND
EQUIVALENTS                             (975,629)     307,277      (78,000)

CASH AND EQUIVALENTS,
  Beginning of year                      760,885      453,608      531,608
CASH AND EQUIVALENTS (CASH OVERDRAFT),
  End of year                         $ (214,744)  $  760,885    $ 453,608

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Cash paid during the year for:
    Interest                          $  893,135   $1,044,443    $ 652,047

    Income taxes                              $0           $0    $  17,000


See notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
 ACTIVITIES:

During fiscal year 1996, the Company acquired Sheppard Food
 Service, Inc. for $1,350,000. The cost in excess of the fair value of the net assets acquired was $450,000. The following is a summary of the net assets acquired:

     Accounts Receivable            $  958,671
     Inventories                       777,652
     Prepaid Expenses                   16,496
     Fixed Assets, net                   5,779
     Other Assets                        3,100
                                     1,761,698
     Assumption of Liabilities        (861,698)
     Cash Paid                      $  900,000


During fiscal year 1995, the Company determined the final
 purchase price for the business purchased in fiscal year 1994.
  The Company signed a note payable in the amount of $731,442 payable over the next five years.

During fiscal year 1995, the Company entered into a capital lease agreement in the amount of $555,374 for an egg processor.

A.  General:

Nature of Operations

Sun City Industries, Inc. (referred to herein as "Sun City" or the
 "Company") and its subsidiaries distribute a broad line of food and related products through operating centers in New Jersey, Georgia and principally in Florida.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, during the years ended February 1, 1997 and February 3, 1996, the Company incurred net losses of $1,167,087 and $2,761,305, respectively, and as of February 1, 1997 the Company had a stockholders' deficit of $758,476. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note F, the Company is not in compliance with several provisions of its line of credit agreement and the lender has placed significant operating and financing restrictions on the Company pursuant to a forbearance agreement. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds from investors so that the Company can meet its obligations and sustain operations.
There can be no assurance, however, that management's efforts will ultimately be successful.

Significant Customer

The Company has one significant customer which accounted for 9.3%, 7.5% and 9.5% of net sales for the fiscal years 1997, 1996 and 1995, respectively. The Company believes that its vulnerability to risk concentrations related to significant vendors and sources of its raw materials is not significant. Risk of geographical concentrations is also not significant.

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

 7) Unamortized Costs in Excess of Net Assets Acquired

    Costs in excess of net assets acquired ("Goodwill") are being amortized using the straight-line method over 20 to 25 years. Amortization of Goodwill was $87,173 and $74,890 for the years ended February 1, 1997 and February 3, 1996, respectively. The Company reviews Goodwill for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The amount of impairment, if any, in unamortized Goodwill is measured based on projected future results of operations. Actual results could differ from those estimates and the differences could be material. Management believes that there has been no impairment in the carrying amount of Goodwill.

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

    The following methods and assumptions were used to estimate fair value:

     - the carrying amounts of cash and equivalents, receivables and accounts payable approximate fair value due to their short term nature;

     - the carrying amounts of short-term and long-term debt approximate fair value as the majority of such debt bears interest based on either a market interest rate or variable interest rate.


 9) Long-Lived Assets

    The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", in fiscal year 1997. This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this standard did not have a significant effect on the Company's consolidated results of operations or financial position.

10) Stock-Based Compensation

    The Company currently accounts for its stock-based compensation plans using the provisions of Accounting Principles
 Board Opinion No. 25, "Accounting for Stock Issued to Employees"
 ("APB 25").

    In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". Under the provisions of SFAS No. 123, companies can elect to account for stock-based compensation plans using a fair value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB 25. SFAS No. 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The adoption of SFAS No. 123 had no material effect in the Company's 1997 consolidated financial statements.

11) New Accounting Pronouncement

    In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 and simplifies the accounting standards used in calculating earnings per share. SFAS No. 128 requires that basic earnings per share be calculated by a numerator of income available to common shareholders divided by a denominator of weighted-average shares outstanding. Diluted earnings per share is calculated by a numerator of income available to common shareholders plus effects of convertible securities divided by a denominator of weighted-average shares outstanding plus potential common shares. SFAS No. 128 will apply to the Company for the year ended January 31, 1998. The Company does not believe the adoption of SFAS No. 128 will have a material effect on the Company's earnings per share.

12) Income Taxes

    The Company recognizes certain income and expenses in different periods for financial reporting and income tax purposes in accordance with SFAS No. 109, "Accounting for Income Taxes".

13) Reclassifications

    Certain amounts in the prior year financial statements have been reclassified to conform to the current year's presentation.

C.  Accounts and Notes Receivable:

    Trade accounts and notes receivable consist of the following:

    Receivables:               1997           1996
        Trade               $5,400,416     $6,395,496
        Other                  580,728        569,597
                              5,981,144      6,965,093
    Less: Allowance for
        doubtful accounts     (460,000)      (185,900)
                            $5,521,144     $6,779,193

    The following is an analysis of the allowance for doubtful accounts for the fiscal years 1997 and 1996:

                                    1997         1996
    Balance, beginning of year   $185,900     $178,619
    Provision for doubtful
         accounts                 485,607      324,818
    Uncollectible accounts
         written off             (211,507)    (317,537)
    Balance, end of year         $460,000     $185,900

    The long-term note receivable consists of a mortgage note bearing interest at 9% payable monthly. As of February 1, 1997, the carrying amount of the note receivable approximated its fair value.

    Substantially all receivables are pledged as collateral for certain debt (see Note F).

D.  Inventories:

    The major components of inventories are as follows:

                                            1997         1996
    Dairy and related products           $1,424,884   $1,818,022
    Produce                                 291,804      318,717
    Seafood                                 618,299      618,854
    Total                                $2,334,987   $2,755,593

    Substantially all inventories are pledged as collateral for certain debt (see Note F).

E.  Other Assets:

    Other assets consist of the following components:

                                          1997          1996
    Officers' Life Insurance            $173,084      $128,181
    Organizational Costs                 100,448       143,628
    Recoverable Deposits                  70,010       114,612
    Other                                103,798       167,259
    Total                               $447,340      $553,680

    The Company pays the premiums on certain life insurance policies that insure the lives of key executives and are payable to the executives' designated beneficiaries in the event of their
 deaths.   The policies, with a total face amount of $1,925,000
 have been assigned to the Company to the extent necessary to repay all premiums.

    In addition, the Company pays the premiums for other executives' policies as a means to fund certain deferred compensation obligations.

F.  Debt:

    Debt consists of the following:

                                               1997        1996
    $7,500,000 line of credit, expires
    March 1998, interest at 4.25% over
    prime (12.50% at February 1, 1997)
    payable daily based upon accounts
    receivable collections, collateralized
    by the Company's accounts receivable,
    inventory, machinery and equipment.     $4,728,697  $5,950,000

    Mortgage note payable, interest at
    9.5% payable quarterly, due in April
    1997, collateralized by property.           24,527     117,074

    Notes payable, interest at 9.5%
    collateralized by machinery and
    leasehold improvements.                        0       102,200

    Notes payable to former Gulf Coast
    shareholders, interest at 7.75%
    payable in quarterly installments
    commencing March 1996 through
     December 1999.                             558,865     745,154

    Notes payable, interest at 8.0% payable
    monthly, due in installments through
    December 1998, collateralized by
    computer system.                            15,521      22,056

    Notes payable, bearing interest
    between 8.5% and 10.25% payable monthly,
    due in installments through November
    1999, collateralized by trucks and
    equipment.                                 387,802     236,624

                                               1997        1996
    Notes payable, interest at 1.5% over
    prime, payable monthly, due in
    installments through December 1998,
    collateralized by equipment.              14,545      19,746

    Five year, Senior Subordinated
    Convertible Debentures, interest
    at 8% payable semi-annually,
    convertible into common stock at
     $3.25 per share.                         700,000     700,000

    Five year, Senior Subordinated
    Convertible Debentures, interest
    at 9% payable semi-annually,
    convertible into common stock at
    $5.125 per share.                        700,000     700,000

    Total debt                             7,129,957   8,592,854

    Less current portion                   1,720,129     496,056
    Total long-term debt                  $5,409,828  $8,096,798

The above mortgage and line of credit contain certain restrictive covenants, the more significant of which require the Company to maintain certain minimum levels of working capital and net worth. During fiscal 1997, the Company obtained loans from its principal lender in excess of the amounts allowed under the related agreements and defaulted on other covenants and provisions of the related lending agreements. On December 16, 1996, the Company and its principal lender executed a Forbearance Agreement pursuant to which the principal lender agreed to forbear from exercising its rights and remedies as a consequence of the defaults until the earlier of March 30, 1998 or the occurrence of any other event of default. The provisions of the Forbearance Agreement require that: (a) the Company remit all collections on accounts receivable to the principal lender, (b) the overadvance resulting from the excess loans (which amount aggregated $350,000 at February 1, 1997) be repaid in installments of $10,000 per week, (c) the interest rate for all obligations to the principal lender be increased to 4.25% over the prime rate, (d) the Company provide the lender real estate mortgages and deeds of trust encumbering certain real estate owned by the Company, and (e) the Company obtain the consent of the principal lender prior to making any payments on obligations relating to certain of the Company's acquisitions, among other restrictions and requirements.

The Company failed to make the required semi-annual interest payment on the $1,400,000 Senior Subordinated Convertible
 Debentures. As a consequence of this ongoing default, these debentures are classified as current liabilities. The Company has accrued the related interest payable.

The above carrying cost approximates the fair market value of long-term debt as of February 1, 1997.

The aggregate maturities of long-term debt are as follows:

    Fiscal year ending
         1998                    $1,720,129
         1999                     5,023,970
         2000                       230,649
         2001                        28,800
         Thereafter                 126,409
         Total                   $7,129,957

G.  Income Taxes:

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

The provision for income taxes is comprised of the following:

                             1997       1996        1995

    Current State Tax      $  0       $  0        $8,000

The net deferred tax balance at February 1, 1997 consisted of:

                                Assets  Liabilities    Total
Tax loss carryforwards        $2,110,560              $2,110,560
Accelerated depreciation for
 tax purposes                             $(105,988)    (105,988)
Allowance for bad debts          174,807                 174,807
Capitalization for tax purposes
 of inventory related costs       17,861                  17,861
Deferred compensation             46,780                  46,780
Other                                       (29,881)     (29,881)
Less: Valuation allowance     (2,214,139)             (2,214,139)
Total                         $  135,869  $(135,869)  $        0

The net deferred tax balance at February 3, 1996 consisted of:

                                 Assets   Liabilities    Total
Excess tax amortization
 for non-compete agreement       $19,267                  $19,267
Tax loss carryforwards         1,589,710                1,589,710
Accelerated depreciation for
 tax purposes                              $ (95,661)     (95,661)
Allowance for bad debts           63,212                   63,212
Capitalization for tax purposes
 of inventory related costs       20,401                   20,401
Deferred compensation            120,757                  120,757
Other                                        (14,905)     (14,905)
Less: Valuation allowance     (1,702,781)              (1,702,781)

Total                         $  110,566   $(110,566)  $        0

Reconciliations of the effective income tax rates to the U.S.
 statutory rates are summarized as follows:

                                  1997       1996      1995
  Statutory rate                 (34.0%)    (34.0%)   (34.0%)
  Increase (reduction) in
    valuation allowance           34.0       35.2      26.0
  State income taxes                                    7.1
  Other                                      (1.2)     11.7

  Total                              0%         0%     10.8%

The Company estimates that, after filing its 1997 tax return, it will have tax loss carryforwards of approximately $5,500,000 expiring in the years 2009 through 2012.

H.   Commitments:

The Company leases land, building and equipment under operating leases.

As of February 1, 1997, the Company's future minimum rental payments and sublease rental income for leases having an initial lease term in excess of one year were as follows:

                                   Delivery
                       Buildings   and other   Sublease
Fiscal Years ending    and land    equipment    Income

     1998            $  573,054    $226,183    $ 60,000
     1999               397,886     127,781      60,000
     2000               252,704       1,187      60,000
     Total           $1,223,644    $355,151    $180,000

The above amounts include rentals under renewal options where management contemplates, with a high degree of assurance, that the option will be exercised. Lease terms require, in certain instances, that the Company pay property taxes, insurance, mileage charges and maintenance cost on the leased property. Rent expense for the years ended February 1, 1997, February 3, 1996 and
 January 28, 1995 was $895,880, $1,062,407 and $917,422,
 respectively, excluding mileage and other executory costs. These expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. For the year ended February 1, 1997 and February 3, 1996, sublease income was $67,500 and $67,175. There was no sublease income in fiscal year 1995.

During 1995, the Company entered into an employment agreement with
 Gregg M. Leslie pursuant to which the employee is paid an annual salary of $15,000 plus one-third of Sun City Produce, Inc.'s net income before taxes. The initial term of the agreement ends on
 June 30, 2000.   For the fiscal year ended 1997 and 1996,  salary
 expense under this employment agreement was $162,199 and $79,834, respectively. As of February 1, 1997, advances to this employee in excess of his earnings were approximately $71,000. If the Company terminates Mr. Leslie without cause, as defined, the Company shall be obligated to pay Mr. Leslie severance compensation in an amount equal to one-third of an amount computed as five times the average net income before income taxes of Sun City Produce, Inc. for the two immediately preceding fiscal years.
  Also, Mr. Leslie has the option to forego such severance compensation and purchase all of the capital stock of Sun City Produce, Inc. from the Company. The purchase price is two-thirds of an amount computed as five times the average net income before income taxes of Sun City Produce, Inc. for the two immediately preceding fiscal years plus the book value of Sun City Produce, Inc. on the closing date.

I.   Stockholders' Equity:

1982 Stock Option Plan - In June 1982, the stockholders approved an incentive stock option plan for officers, directors, and key employees. Under the plan, options for 262,500 common shares may be granted to purchase common shares at no less than 100% of the fair market value at date of grant.

1994 Stock Option Plan - In June 1994, the stockholders approved another incentive stock option plan for officers, directors, and key employees. Under the plan, options for 225,000 common shares may be granted to purchase common shares at not less than 100% of the fair market value at the date of grant.

Options terminate, except to a limited extent, in the event of retirement, disability, death of the optionee or termination of employment. Options granted under these plans are exercisable at various amounts per share and become exercisable at the rate of 20% each year beginning one year after date of grant and expire ten years after date of grant.

Activity relating to this option plan is summarized as follows:

                                 1982 Plan               1994 Plan

Outstanding at 1/29/94     240,750   $1.833-3.50      -
Granted                     20,000    3.00 -5.00    75,000  $3.875
Exercised                   (3,250)   1.833
Forfeited                   (1,500)   1.833

Outstanding at 1/28/95     256,000    1.833-5.00    75,000   3.875
Granted                       -                     45,000   4.125-5.125
Exercised                     -                       -
Forfeited                  (42,500)   1.833-2.875

Outstanding at 2/3/96      213,500    1.833-5.00   120,000   3.875-5.125
Granted                       -                       -
Exercised                  (18,750)   1.833           -
Forfeited                  (12,500)   3.00-5.00    (10,000)  5.125

Outstanding at 2/1/97      182,250   $1.833-5.00   110,000  $3.875-5.125

At February 1, 1997, February 3, 1996 and January 28, 1995, options for 217,750, 213,000 and 166,300 shares, respectively, were exercisable.

J.   Acquisitions:

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

The following unaudited pro-forma consolidated results of operations for fiscal 1996 give effect to the acquisition of Sheppard as though it had occurred on January 29, 1995:

     Sales and operating revenues            $91,876,376

     Net loss                                ($2,797,860)

     Loss per common share                        $(1.94)

The unaudited pro-forma information is not necessarily indicative of results of operations that would have occurred had the purchase been made at January 29, 1995, or of future results of operations of the Company.

The initial purchase price was funded through borrowings under the Company's revolving credit and term loan agreement. The Company is obligated to pay an additional amount to the sellers based on net profits earned by this division computed as four and one-half times the average annual net profit up to $400,000, and five and one-half times the average annual net profit over $400,000, generated by this division over the three year period beginning on the acquisition date. This amount is payable in annual increments of twenty-five percent of the net aggregate price at the end of the first and second years after closing, fifty percent of the recomputed net aggregate price at the end of the third year after closing and the balance payable one year after the final computation, secured by fixed assets and guaranteed by the Company. During fiscal 1997, the Company paid $252,500 based upon this calculation and recorded this amount as an addition to excess of purchase price over fair value of net assets acquired. The total estimated remaining payments will be approximately $750,000.


The excess of the purchase price over the fair value of the tangible and identifiable intangible net assets acquired is being amortized over twenty-five years using the straight-line method.

K.   Disposal of Assets:

During fiscal 1996, management implemented several strategic measures. These measures included the disposition of three egg operations and related egg production joint venture investments.

In September 1995, the Company disposed of its Spring Grove,
 Pennsylvania egg operations and related joint venture investment.
  In December 1995, the Company disposed of its Burgaw, North Carolina egg operations and related joint venture investment and in January 1996, the Company disposed of its Jarratt, Virginia egg operations.

As a result of these sales and the operating losses sustained by these operations during fiscal 1996, the Company recorded losses of approximately $1,600,000 of which approximately $720,000 resulted from the disposition of approximately $3,100,000 of assets. During the year these operations generated approximately $19,900,000 in sales revenues.

L.   Loss Per Common Share:

Loss per common share is based on the weighted average number of common shares outstanding.

The average shares used in calculating loss per common share were 1,447,902, 1,438,952 and 1,437,165 for years ending February 1,
 1997, February 3, 1996 and January 28, 1995, respectively.

Common stock equivalents were excluded from the calculation of loss per common share for the years ending February 1, 1997, February 3, 1996 and January 28, 1995 because the effect would have been antidilutive.

M.   Employee Benefit Plans:

The Company has established an Employee Stock Ownership Plan
 ("ESOP") to acquire shares of the Company's stock for the future benefit of its employees. The ESOP covers all permanent employees who satisfied the age and length of service requirements. Contributions to the Plan are made at the discretion of the Board of Directors. During fiscal 1997, 1996 and 1995, the Company contributed $91,000, $120,000 and $120,000, respectively, to the ESOP.

During fiscal 1991, the Company sold 187,500 shares of its common stock to the ESOP for $531,125 financed with a ten year $530,000 term loan with interest at the same rate charged to the Company by its primary lender.

N.   Segment Reporting:

The Company is principally engaged in the business of distributing basic food products. Revenues from the Company's customers, which includes national and regional supermarket chains, were as follows for the three fiscal years:

                                  1997        1996        1995
          Foodservice             90.7%        71.4%       59.2%

          Egg division & other     9.3%        28.6%       40.8%

O.   Legal Matters:

The Company is engaged in ordinary routine litigation incidental to its business. The Company does not believe that the ultimate outcome of such litigation will have a material adverse effect on its consolidated financial position or results of operations.


ITEM 9 - Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures

     None.
                                 PART III

     Pursuant to General Instruction G (3) of Form 10-K, the information called for by Items 10,11,12, and 13 of this Part III is hereby incorporated by reference from the Registrant's definitive proxy statement relating to Registrant's Annual Meeting of Stockholders to be held on June 26, 1997 (hereinafter referred to as the "Proxy Statement"). The aforementioned information shall be set forth under the following captions in the Proxy Statement:

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

ITEM 12 - Security Ownership of Certain Beneficial Owners and
         Management

     See "Certain Information as to Security Ownership",
 "Security Ownership of Management", and "Outstanding Stock and
 Voting at the Meeting".

ITEM 13 - Certain Relationships and Related Transactions

     See "Certain Relationships and Related Transactions".

                                  PART IV

ITEM 14a - Exhibits, Financial Schedules and Reports on Form 8-K

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

     On August 7, 1996, the registrant filed Form 8-K to disclose the Company's default with its primary lender.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Sun City Industries, Inc. has duly caused this report to be signed on its behalf by the undersized, thereunto duly authorized.




                                             Malvin Avchen
May 19, 1997
                                        Malvin Avchen
                                        Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                Title                  Date



  Malvin Avchen
                      Chief Executive Officer    May 19, 1997
Malvin Avchen           and Director


  Gustave Minkin
                      President and Director     May 19, 1997
Gustave Minkin


  Syed Jafri
                      Treasurer and Controller   May 19, 1997
Syed Jafri


  Saul Zalka
                      Chief Operating Officer    May 19, 1997
Saul Zalka              and Director