Form 10-Q
period 1997-05-03
SUN CITY INDUSTRIES INC
filed 1997-06-17
CIK 95302

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.   20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934



       For Quarter Ended May 3, 1997  Commission File No.   1-6914



                         SUN CITY INDUSTRIES, INC.
          (Exact name of registrant as specified in its charter)



           Delaware                           59-0950777
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)            Identification No.)



 5545 N.W. 35 Ave. Fort Lauderdale, FL         33309
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

Yes   X     No_____

FINANCIAL INFORMATION

The consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to represent fairly the financial position and results of operations as of and for the periods indicated. The statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 1997.

The results of operations for the three-month period ended May 3, 1997, are not necessarily indicative of results to be expected for the entire year ending January 31, 1998.

                SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                         May 3,      February 1,
ASSETS                                    1997          1997
CURRENT ASSETS:
Accounts and trade notes receivable,
  less allowance for doubtful accounts
  of approximately $526,000 and $460,000
  in 1997 and 1996, respectively      $5,508,379     $5,521,144
Inventories                            2,248,623      2,334,987
Notes receivable - current portion        16,573         18,927
Prepaid expenses                         237,053        218,838

TOTAL CURRENT ASSETS                   8,010,628      8,093,896

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements                    108,133        108,133
Buildings and improvements               507,316        499,917
Machinery and equipment                2,303,103      2,243,175
                                       2,918,552      2,851,225

Less accumulated depreciation         (1,422,777)    (1,319,437)
                                       1,495,775      1,531,788
Properties held for sale                 515,704        504,849
Long-term notes receivable                86,230         88,308
Excess of purchase price over fair value
  of net assets acquired               1,758,711      1,780,836
OTHER ASSETS                             455,271        447,340
TOTAL                                $12,322,319    $12,447,017

                                         May 3,      February 1,
LIABILITIES AND STOCKHOLDERS' EQUITY     1997           1997
CURRENT LIABILITIES:
Cash Overdraft                        $  427,482     $  214,744
Accounts payable                       4,976,137      5,003,332
Accrued expenses                         784,843        734,354
Current portion of long-term debt      1,713,875      1,720,129
TOTAL CURRENT LIABILITIES              7,902,337      7,672,559

DEFERRED COMPENSATION PAYABLE      128,618        123,106
LONG-TERM DEBT                         5,106,201      5,409,828
STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value 3,000,000
    shares authorized; 2,276,116 shared
    issued in 1997 and 1996              227,612        227,612
  Capital in excess of par value       1,041,721      1,041,721
  Retained earnings                      781,390        837,751
                                       2,050,723      2,107,084
  Less: Treasury stock at cost, 828,214
    shares in 1997 and 1996, respectively            (2,653,560)    (2,653,560)
  Less: Receivable for common stock sold
    to ESOP                             (212,000)      (212,000)
TOTAL STOCKHOLDERS' EQUITY              (814,837)      (758,476)
TOTAL                                $12,322,319    $12,447,017

                SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS

                                                      Three Months Ended
                                      May 3,           May 4,
                                       1997             1996

Sales                              $19,320,269      $19,301,698

Costs and Expenses

  Cost of goods sold                16,642,874       16,411,838
  Operating expenses                 1,350,712        1,377,138
  Selling, general and administrative
    expenses                         1,143,313        1,186,051
  Interest expense                     238,437          216,257
  Other expense (income), net            1,294           (6,130)

Total Cost and Expenses              19,376,630      19,185,154


(Loss) Earnings From Operations
  Before Income Taxes                  (56,361)         116,544

Provision For Income Taxes                -0-              -0-

Net (Loss) Earnings                    (56,361)         116,544


Net (Loss) Earnings Per Common Share    $ (.04)           $ .08

SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Three Months Ended
                                         May 3,         May 4,
CASH FLOWS FROM OPERATING ACTIVITIES:     1997           1996
Net earnings                           $ (56,361)     $ 116,544
Adjustments To Reconcile Net (Loss) Earnings
  To Net Cash Provided By or (Used In)
  Operating Activities:
Depreciation                             103,339         93,611
Amortization of excess of purchase price
  over fair market value of net assets
  acquired                                22,125         17,627
Provision for losses on accounts receivable              67,229    69,098
Change in assets and liabilities:
  (Increase) decrease in accounts
    and trade notes receivable           (54,464)     1,049,756
  Decrease (increase) in inventories      86,364       (503,966)
  (Increase) in prepaid expenses         (18,215)      (150,069)
  (Increase) decrease in other assets     (7,931)        (6,513)
  (Decrease) increase in accounts payable(27,195)      (244,500)
  Increase (decrease) in accrued expenses 50,489         76,326
  Increase in deferred compensation payable               5,512       6,370
Total Adjustments                        227,253        407,740
Net Cash Provided By Or (Used In)
  Operating Activities                $  170,892    $   524,284
Cash Flows From Investing Activities:
  Capital expenditures                   (78,181)        (2,399)
Cash (Used In) Or Provided By
  Investing Activities                   (78,181)        (2,399)
Cash Flows From Financing Activities:
  Repayments on notes receivable           4,432          3,566
  Principal payments on notes payable   (309,881)      (827,553)
  Proceeds from exercise of options         -0-              75
Net Cash (Used In) Or Provided By
Financing Activities                    (305,449)      (823,912)
Net (Decrease) Increase In Cash
  and Equivalents                       (212,738)      (302,027)

Cash and Equivalents, Beginning of Year                (214,744)  760,885

Cash and Equivalents, End of Year      $(427,482)     $ 458,858

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

The Company's current goal is to finalize its pending merger to take full advantage of the broad based business that currently exists throughout the heavily populated eastern seaboard of the United States.

RESULTS OF OPERATIONS:

          FOR THE THREE MONTHS ENDED MAY 3, 1997 AND MAY 4, 1996

SALES:

During the three months, consolidated sales remained static compared to a year ago.

    Three       Total     Foodservice% of     Egg       % of
    Months      Sales      Division  Total  Division    Total

    1997     $19,320,269  $17,762,546 91.9% $1,557,723   8.1%

    1996       19,301,698   17,610,037  91.2   1,691,661      8.8

    Net change $18,571  $152,509               $(133,938)
Explanation:

Foodservice:
    Increased sales at the Produce and Sheppard were $152,509 greater than sales decreases in the other foodservice divisions.

Eggs:    The decrease in sales of $133,938 results primarily from lower selling prices on 2 million dozens sold.

COST OF GOODS SOLD:

Cost of goods sold include product cost and freight in costs.

During the three months, cost of goods sold increased $231,036.  This increase was generally in line with changes in the Company's business and the extremely negative impact on costs at the Gulf Coast division. The rate of change is influenced by the Company's overall customer and product mix, as well as the changes in market prices which fluctuate from year to year.

OPERATING EXPENSES:

Operating expenses include warehousing and distribution costs.

During the three months operating expenses decreased $26,426 reflecting minor changes in the Company's business as compared to the same period of the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

During the three months, selling, general and administrative expenses were down $42,738. The change reflects minor changes in all divisions.

INTEREST EXPENSE:

Interest expense increased by $22,180 during the first three months.  This increase reflects a 2% greater cost for borrowing, offset by reduced borrowing levels of approximately $900,000, incurred with the Company's primary lender.

INCOME TAXES:

The Company accounts for income taxes in accordance with SFAS 109, under which deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions and operating loss carryforwards. A valuation allowance is recognized to reduce net deferred tax assets to the amounts that are more likely than not to be realized.

The Company estimates that, after filing its fiscal 1997 tax return, it will have tax loss carryforwards of approximately $5,500,000 expiring in the years 2009 through 2012.

NET (LOSS) EARNINGS:

For the three months the net loss amounted to $56,361 as compared to net earnings of $116,544 for the same three months a year ago. The loss per share is $.04 versus a profit of $.08 per share reported for the same period a year ago.

Comparisons To The Prior Year:

                                            Explanations

Foodservice      $(141,000)  The impact of a 23% decline in first quarter
                                          sales at Gulf Coast resulted in a loss
                                           of $43,000
                                          compared to a profit of $60,000 for
                                           the same
                                          period a year ago.  The remainder
                                           of $38,000
                                          results from a small net decline in
                                           all other
                                          foodservice operations.

Egg Marketing      (15,000)  The small decrease of $15,000 results from a
                                         decline of 65,000 units sold and
                                          reduced levels
                                         of consulting income.

Interest Expense   (22,000)  Interest expense increased due to higher rates
                                         in the first quarter compared to a
                                         year ago.

All Other            5,000

Net Difference   $(173,000)



(LOSS) EARNINGS PER COMMON SHARE:
                                                   May 3,         May 4,
Three Months Ended                       1997           1996


(Loss) earnings per common share              $(.04)         $ .08


Average shares used in the computation:     1,447,902      1,531,092

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the
Company be unable to continue as a going concern. As described in Note F of Form 10K for fiscal 1997, the Company is not in compliance with several provisions of its line of credit agreement and the lender has placed significant operating and financing restrictions on the Company pursuant to a forbearance agreement. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds from investors so that the Company can meet its obligations and sustain operations.
There can be no assurance, however, that management's efforts will ultimately be successful.

During fiscal 1997, The Company:

Was placed in default by its major lender as a result of over- advances the lender made to the Company which were not secured by assets of the Company. As a result of the default, the Company's stated interest rate on this debt increased from 2.25% over the prime rate in fiscal 1996 to 4.25% over the prime rate in fiscal 1997.

On December 16, 1996, signed a Forbearance Agreement which extends the existing line of credit until March 30, 1998, agrees to a repayment schedule that permits the Company to operate and fund its business under certain limitations and conditions and provides the lender additional collateral in the form of its North Carolina and Virginia real estate.

Failed to make its regular semi-annual interest payments on the Senior Subordinated Convertible Debentures. Although the Company
 is in monetary default, its Bondholders have not indicated they will place the Company in default. On the contrary, the Bondholders are cooperating with the Company in the Company's attempt to raise additional capital through a direct investment or through a qualified merger partner.

Did not fully satisfy the American Stock Exchange's guidelines for continued listing. Accordingly, there can be no assurance that the listing will be continued.

On May 20, 1997, mortgaged the Hawthorne, Florida property for
 $251,500 and signed an option agreement to sell its New Jersey operations if certain conditions were not met.

On May 29, 1997, the Company announced that it had entered into preliminary merger discussions with a privately owned Miami based specialty seafood producer and distributor SeaSpecialties Inc. If the merger were to be consummated, the combination would create a food processing and distribution entity with sales in excess of $100 million per year.

Although a definitive merger agreement has yet to be signed, both
SeaSpecialties Inc., and Sun City have indicated that discussions are progressing. If the merger should be consummated, Mr. Oxenberg, Chairman and C.E.O. of SeaSpecialties, in a stock for stock transaction, will own a majority of the stock and SeaSpecialties Inc. will assume control of the combined company.

If a definitive merger agreement is signed within the next few weeks the merger will be subject to approval of the shareholders of both Companies and holders of the Sun City's convertible bonds. It is anticipated that if consummated the transaction will close during late summer this year.

COMMITMENTS:

As of February 1, 1997, the Company had no commitments for capital expenditures.

8-K FILING:

On August 7, 1996, From 8-K was filed with the Securities and
Exchange Commission and the American Stock Exchange.

SALES OF UNREGISTERED SECURITIES (DEBT OR EQUITY):
                                  None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SUN CITY INDUSTRIES, INC.
                                      REGISTRANT



DATE:     June 17, 1997               Malvin Avchen
                                      Malvin Avchen, C.E.O.



DATE:     June 17, 1997               Syed Jafri
                                      Syed Jafri, Treasurer



The financial statements for the three months ended May 3, 1997 and May 4, 1996, respectively, are unaudited but are prepared in conformity with accounting principles used at our last fiscal year end and include all adjustments which the Company considers necessary for a fair presentation.