Form 10-Q
period 1997-08-02
SUN CITY INDUSTRIES INC
filed 1997-09-16
CIK 95302

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.   20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934



      For Quarter Ended August 2, 1997   Commission File No. 1-6914



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

The results of operations for the six month period ended August 2, 1997, are not necessarily indicative of results to be expected for the entire year ending January 31, 1998.

                SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                      August 2,      February 1,
ASSETS                                       1997            1997
CURRENT ASSETS:
Accounts and trade notes receivable,
  less allowance for doubtful accounts
  of approximately $543,000 and $460,000
  in 1997 and 1996, respectively          $5,233,960     $5,521,144
Inventories                                2,242,399      2,334,987
Notes receivable - current portion            16,950         18,927
Prepaid expenses                             183,630        218,838

TOTAL CURRENT ASSETS                       7,676,939      8,093,896

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements                        108,133        108,133
Buildings and improvements                   555,951        499,917
Machinery and equipment                    2,254,159      2,243,175
                                           2,918,243      2,851,225

Less accumulated depreciation             (1,503,210)    (1,319,437)
                                           1,415,033      1,531,788
Properties held for sale                     512,148        504,849
Long-term notes receivable                    81,060         88,308
Excess of purchase price over fair value
  of net assets acquired                   1,735,039      1,780,836
OTHER ASSETS                                 390,244        447,340
TOTAL                                    $11,810,463    $12,447,017

                                           August 2,     February 1,
LIABILITIES AND STOCKHOLDERS' EQUITY          1997          1997
CURRENT LIABILITIES:
Cash Overdraft                            $  154,364        214,744
Accounts payable                           4,997,092      5,003,332
Accrued expenses                           1,236,189        734,354
Current portion of long-term debt          2,064,746      1,720,129
TOTAL CURRENT LIABILITIES                  8,452,391      7,672,559

DEFERRED COMPENSATION PAYABLE                   -           123,106
LONG-TERM DEBT                             4,612,545      5,409,828
STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value 3,000,000
    shares authorized; 2,276,116 shared
    issued in 1997 and 1996                  227,612        227,612
  Capital in excess of par value           1,041,721      1,041,721
  Retained earnings                          301,754        837,751
                                           1,571,087      2,107,084
  Less: Treasury stock at cost, 828,214
    shares in 1997 and 1996, respectively (2,653,560)    (2,653,560)
  Less: Receivable for common stock sold
    to ESOP                                 (172,000)      (212,000)
TOTAL STOCKHOLDERS' EQUITY                (1,254,473)      (758,476)
TOTAL                                    $11,810,463    $12,447,017

                SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS




                       SIX MONTHS ENDED          THREE MONTHS ENDED
                          August 2,   August 3,    August 2,  August 3,
                            1997        1996         1997         1996

Sales                   $34,326,102  $34,532,847  $15,005,833  $15,177,943
Costs and Expenses

  Cost of goods sold     29,650,798   29,343,376   13,007,924   12,931,538
  Operating expenses      2,396,385    2,496,561    1,045,673    1,066,217
  Selling, general and
     administrative
     expenses             2,331,218    2,150,080    1,187,905      964,029
  Interest expense          467,362      418,041      228,925      201,784
  Other (income), net        16,336        8,024       15,042       14,154

Total Cost and Expenses  34,862,099   34,416,082   15,485,469   15,177,722


Earnings (Loss)
 From Operations
  Before Income Taxes     (535,997)      116,765     (479,636)         221

Provision For
 Income Taxes                 -0-           -0-         -0-            -0-

Net (Loss) Earnings      $(535,997)    $ 116,765    $(479,636)      $  221


Net (Loss) Earnings Per
   Common Share             $( .37)       $  .08       $(.33)          -

                SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   SIX MONTHS ENDED
                                          August 2,     August 3,
CASH FLOWS FROM OPERATING ACTIVITIES:       1997           1996
Net earnings                             $(535,997)     $ 116,765
Adjustments To Reconcile Net Earnings
  To Net Cash (Used In) Or Provided By
  Operating Activities:
Depreciation                               206,652        184,797
Amortization of excess of purchase price
  over fair market value of net assets
  acquired                                  45,797         83,213
Provision for losses on accounts receivable123,898        118,980
Change in assets and liabilities:
  Decrease (increase) in trade accts receivable 163,286      2,392,042
  Decrease (increase) in inventories        92,588         22,281
  Decrease (increase) in prepaid expenses   35,208       (147,319)
  Decrease (increase) in other assets       57,096       (302,026)
  (Decrease) increase in accounts payable   (6,240)    (1,183,108)
  Increase (decrease) in accrued expenses  501,835       (286,760)
  (Decrease) increase in deferred comp payable    (123,106)        12,000
Total Adjustments                        1,097,014        894,100
Net Cash Provided By Or (Used In)
  Operating Activities                   $ 561,017     $1,101,865
Cash Flows From Investing Activities:
  Capital expenditures                     (97,196)         5,950
Cash Provided By Or (Used In)
  Investing Activities                     (97,196)         5,950
Cash Flows From Financing Activities:
  Proceeds from notes payable              307,352         60,000
  Repayments on notes receivable             9,225          5,148
  Principal payments on notes payable     (760,018)    (1,468,890)
  Proceeds from receivable from ESOP        40,000         53,000
  Proceeds from exercise of options             -              75

Net Cash (Used In) Or Provided By
Financing Activities                      (403,441)    (1,350,667)
Net Increase (Decrease) In Cash
  and Equivalents                           60,380       (333,852)

Cash and Equivalents, Beginning of Year   (214,744)       760,885

Cash and Equivalents, End of Year        $(154,364)     $ 427,033

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

RESULT OF OPERATIONS:

        FOR THE SIX MONTHS ENDED AUGUST 2, 1997 AND AUGUST 3, 1996

SALES:

During the six months, consolidated sales were off compared to a year ago.

      Six      Total    Foodservice  % of      Egg        % of
     Months    Sales     Division    Total   Division     Total

    1997    $34,326,102 $31,776,041  92.6%  $2,550,061     7.4%

    1996     34,532,847  31,541,839  91.3    2,991,008     8.7

    Net change         $(  206,745)          $  234,202             $( 440,947)

Explanation:

Foodservice:
   Increased sales at the Produce division were $234,202 greater than sales decreases in the other foodservice divisions.

Eggs:
   The decrease in sales of $440,947 results from a decrease of units sold and lower selling prices on 3.4 million dozens sold.

COST OF GOODS SOLD:

Cost of goods sold include product cost and freight in costs.

During the six months, cost of goods sold increased $307,422. This increase was generally in line with the Company's business but especially from the extremely negative impact on costs at the Gulf Coast division. The rate of change is influenced by the Company's overall customer and product mix, as well as the changes in market prices which fluctuate from year to year.

OPERATING EXPENSES:

Operating expenses include warehousing and distribution costs.

During the six months operating expenses decreased $100,176 reflecting minor changes in the Company's business as compared to the same period of the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

During the six months, selling, general and administrative expenses were up $181,138. The change reflects minor changes in all divisions plus costs associated with the Congress default.

INTEREST EXPENSE:

Interest expense increased by $49,321 during the first six months.
 This increase reflects a 2% greater cost for borrowing, offset by reduced borrowing levels incurred with the Company's primary lender.

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

NET (LOSS) EARNINGS:

For the six months the net loss amounted to $535,997 as compared to net earnings of $116,765 for the same six months a year ago. The loss per share is $.37 versus a profit of $.08 per share reported for the same period a year ago.

Comparisons To The Prior Year:

                             Explanations

Foodservice      $(524,532)  The impact of a 30% decline in six
 month sales at Gulf Coast resulted in a loss of $236,679 compared to a profit of $42,036 for the same period a year ago. The remainder results from decreases in earnings of $96,000 in Georgia, Orlando and Fort Lauderdale, $86,000 in New Jersey and $63,000 at Auburndale, all resulting from the Company's lack of capital that put added pressure on its ability to buy competitively and its inability to discount its invoices.

Egg Marketing      (27,573)  This decrease results from a decline of
 307,000 units sold.

Interest Expense   (49,321)  Interest expense increased due to
 higher rates during the six months compared to a year ago.

All Other          (51,336)

Net Difference   $(652,762)


(LOSS) EARNINGS PER COMMON SHARE:
                                        August 2,      August 3,
Six Months Ended                           1997           1996

(Loss) earnings per common share         $  (.37)        $  .08

Average shares used in the computation                1,447,902 1,528,397

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


Failed to make its regular semi-annual interest payments on the Senior Subordinated Convertible Debentures. Although the Company is in monetary default, its Bondholders have not indicated they will place the Company in default. On the contrary, the Bondholders are cooperating with the Company in the Company's attempt to finalize the contemplated merger with SeaSpecialties, Inc.

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

On June 17, 1997, signed a definitive merger agreement with SeaSpecialties Inc. If the merger should be consummated, Mr. Oxenberg, Chairman and C.E.O. of SeaSpecialties, in a stock for stock transaction, will own 80% of the stock and SeaSpecialties Inc. will assume control of the combined company. The definitive merger agreement is subject to approval of the shareholders of both Companies. It is anticipated that if consummated the transaction will close by the end of 1997.

On August 31, 1997 the Company closed its Gulf Coast operations, sold its inventory and personal property and paid down its lender holding a secured interest with the proceeds. The Company intends to collect its accounts receivables and use the net proceeds to retire debt secured by the receivables.

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



                                 SUN CITY INDUSTRIES, INC.
                                   REGISTRANT




Date:  September 16, 1997        Malvin Avchen
                                 Malvin Avchen, C.E.O.




Date:  September 16, 1997        Syed Jafri
                                 Syed Jafri, Treasurer




The financial statements for the six months ended August 2, 1997 and August 3, 1996, respectively, are unaudited but are prepared in conformity with accounting principles used at our last fiscal year end and include all adjustments which the Company considers necessary for a fair presentation.