Form 10-Q/A
period 1997-08-02
SUN CITY INDUSTRIES INC
filed 1997-12-15
CIK 95302

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR QUARTER ENDED AUGUST 2, 1997 COMMISSION FILE NO. 1-6914
           -----------------------------------------------------------

                            SUN CITY INDUSTRIES, INC.
                            -------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         Delaware                                                   59-0950777
-----------------------------------------------------------    -----------------------------------------------------
             (State or other jurisdiction of                                     (I.R.S. Employer
              incorporation or organization)                                   Identification No.)


                          5545 N.W. 35 AVE. FORT LAUDERDALE, FL                                     33309
                          -------------------------------------                                     -----
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

                                  Yes X No_____

Number of shares of common stock outstanding as of August 2, 1997:  1,447,899

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FINANCIAL INFORMATION
---------------------
         The consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to represent fairly the financial position and results of operations as of and for the periods indicated. The statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 1997.

         The results of operations for the six month period ended August 2, 1997, are not necessarily indicative of results to be expected for the entire year ending January 31, 1998.


                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 AUGUST 2,           FEBRUARY 1,
                                                                                    1997                 1997
                                                                                    ----                 ----
ASSETS
CURRENT ASSETS:
Accounts and trade notes receivable, less allowance for doubtful accounts of approximately $477,000 and $460,000, respectively

                                                                                   $5,006,703           $5,521,144
Inventories                                                                         2,028,055            2,334,987
Notes receivable - current portion                                                     16,950               18,927
Prepaid expenses                                                                      107,969              218,838
                                                                                    ---------            ---------

TOTAL CURRENT ASSETS                                                                7,159,677            8,093,896

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements                                                                 108,133              108,133
Buildings and improvements                                                            555,951              499,917
Machinery and equipment                                                             1,568,316            2,243,175
                                                                                    ---------            ---------
                                                                                    2,232,400            2,851,225

Less accumulated depreciation                                                     (1,258,218)          (1,319,437)

                                                                                      974,182            1,531,788
Properties held for sale                                                              512,148              504,849
Long-term notes receivable                                                             81,060               88,308
Excess of purchase price over fair value
  of net assets acquired                                                              908,278            1,780,836
Other assets                                                                          359,577              447,340
                                                                                    ---------            ---------
TOTAL                                                                              $9,994,922          $12,447,017
                                                                                   ==========          ===========

                                                                                 AUGUST 2,           FEBRUARY 1,
LIABILITIES AND STOCKHOLDERS' DEFICIT                                               1997                 1997
                                                                                    ----                 ----
CURRENT LIABILITIES:
Cash overdraft                                                                     $  154,364              214,744
Accounts payable                                                                    4,997,092            5,003,332
Accrued expenses                                                                    1,236,189              734,354
Current portion of long-term debt                                                   1,886,177            1,720,129
                                                                                    ---------            ---------
TOTAL CURRENT LIABILITIES                                                           8,273,822            7,672,559

DEFERRED COMPENSATION PAYABLE                                                               -              123,106
LONG-TERM DEBT                                                                      4,256,540            5,409,828
STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value 3,000,000
    shares authorized; 2,276,116 shares issued                                        227,612              227,612
  Capital in excess of par value                                                    1,041,721            1,041,721
  Retained earnings                                                                 (979,213)              837,751
                                                                                    ---------            ---------
                                                                                      290,120            2,107,084

  Less: Treasury stock at cost, 828,214 shares                                    (2,653,560)          (2,653,560)
  Less: Receivable for common stock sold to ESOP                                    (172,000)            (212,000)
TOTAL STOCKHOLDERS' DEFICIT                                                       (2,535,440)            (758,476)
                                                                                  -----------          -----------
TOTAL                                                                              $9,994,922          $12,447,017
                                                                                   ==========          ===========

                 See notes to consolidated financial statements.


                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                  SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                  ----------------                      ------------------
                                            AUGUST 2,           AUGUST 3,          AUGUST 2,          AUGUST 3,
                                               1997                1996               1997               1996
                                               ----                ----               ----               ----
Sales                                        $34,326,102       $34,532,847         $15,005,833       $15,177,943
Costs and Expenses

  Cost of goods sold                          29,650,798        29,343,376          13,007,924        12,931,538
  Operating expenses                           2,396,385         2,496,561           1,045,673         1,066,217
  Selling, general and administrative
    expenses                                   2,331,218         2,150,080           1,187,905           964,029
  Provision for loss on planned disposal
     of a subsidiary                           1,280,967                             1,280,967
  Interest expense                               467,362           418,041             228,925           201,784
  Other expense, net                              16,336             8,024              15,042            14,154
                                              ----------        ----------           ---------         ---------

Total Cost and Expenses                       36,143,066        34,416,082          16,766,436        15,177,722


(Loss) Earnings
  Before Income Taxes                         (1,816,964)          116,765          (1,760,603)              221

Provision For Income Taxes                            -0-               -0-                 -0-               -0-
                                              ----------        ----------           ---------         ---------

Net (Loss) Earnings                          $(1,816,964)      $   116,765         $(1,760,603)        $     221
                                             ============      ===========         ============        =========


Net (Loss) Earnings Per
   Common Share                                  $(1.25)            $  .08             $(1.22)                -
                                                 =======            ======             =======           ======

                 See notes to consolidated financial statements.


                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                ------------------------------
                                                                                AUGUST 2,            AUGUST 3,
CASH FLOWS FROM OPERATING ACTIVITIES:                                             1997                 1996
                                                                                  ----                 ----
Net (loss) earnings                                                          $(1,816,964)             $ 116,765
ADJUSTMENTS TO RECONCILE NET EARNINGS
  TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
Depreciation                                                                     206,652                184,797
Amortization of excess of purchase price
  over fair market value of net assets
  acquired                                                                        45,797                 83,213
Provision for losses on accounts receivable                                      123,898                118,980
Change in assets and liabilities:
  Decrease in trade accts receivable                                             390,543              2,392,042
  Decrease in inventories                                                        306,932                 22,281
  Decrease (increase) in prepaid expenses                                        110,869               (147,319)
  Decrease (increase) in other assets                                            914,524               (302,026)
  Decrease in accounts payable                                                    (6,240)            (1,183,108)
  Increase (decrease) in accrued expenses                                        501,835               (286,760)
  (Decrease) increase in deferred comp payable                                  (123,106)                12,000
                                                                             -----------             ----------
Total Adjustments                                                              2,471,704                894,100
                                                                             -----------             ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        654,740             $1,010,865
                                                                             -----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets                                             343,655                  5,950
                                                                              ----------              ---------
CASH PROVIDED BY INVESTING ACTIVITIES                                            343,655                  5,950
                                                                              ----------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                    307,352                 60,000
  Repayments on notes receivable                                                   9,225                  5,148
  Principal payments on notes payable                                         (1,294,592)            (1,468,890)
  Proceeds from receivable from ESOP                                              40,000                 53,000
  Proceeds from exercise of options                                                   -                      75
                                                                             -----------              ---------

NET CASH USED IN FINANCING ACTIVITIES                                           (938,015)            (1,350,667)
                                                                              ----------             -----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                   60,380               (333,852)

(CASH OVERDRAFT) CASH AND EQUIVALENTS,
   Beginning of Year                                                            (214,744)               760,885
                                                                              ----------             ----------


(CASH OVERDRAFT) CASH AND EQUIVALENTS,
   End of Year                                                                 $(154,364)             $ 427,033
                                                                               ==========             =========


                 See notes to consolidated financial statements.

                   SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SIX MONTHS ENDED AUGUST 2, 1997 AND AUGUST 3, 1996
                                   (UNAUDITED)

A.     BASIS OF PRESENTATION:

INTERIM FINANCIAL INFORMATION

         The accompanying unaudited condensed consolidated financial statements of Sun City Industries, Inc. and subsidiaries have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for the interim periods presented are not indicative of the results that can be expected for a full year.

GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, during the six months ended August 2, 1997, the Company incurred a net loss of $1,816,964, and as of August 2, 1997 the Company had a stockholders' deficit of $2,535,440. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

B.     NEW ACCOUNTING PRONOUNCEMENT:

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128, "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 31, 1997. The Company will adopt SFAS 128 in the fourth quarter of fiscal 1998, as early adoption is not permitted. The adoption of SFAS 128 is not expected to have an impact on the Company's earnings per share.

C.     REVERSE ACQUISITION:

         On June 17, 1997, the Company entered into an Agreement and Plan of Merger (the "Agreement") with SeaSpecialties, Inc. ("SeaSpecialties"), a private company. Under the terms of the Agreement, upon completion of the merger, the shareholders of SeaSpecialties will own approximately 83% of the common stock of the combined entities. The transaction will be accounted for as a reverse acquisition and upon consummation SeaSpecialties will be the surviving entity. Also, SeaSpecialties entered into a Management Agreement to manage the Company until the merger is completed.

D.     PROVISION FOR LOSS ON PLANNED DISPOSAL OF SUBSIDIARY:

         On August 31, 1997, the Company closed its subsidiary, Gulf Coast Foodservice, Inc. Management anticipates that, as a consequence of terminating the operations of this subsidiary and disposing of its assets, the Company will have a loss of approximately $1,300,000. Such loss has been provided for and the related impaired assets have been written down to estimated fair value in the accompanying condensed consolidated financial statements.

E.     LEGAL PROCEEDINGS:

         On June 16, 1997, a suit was filed in Broward County, Florida, Circuit Court against Sun City's subsidiary, Sheppard Foodservice, Inc., and Sun City alleging a default by Sheppard Foodservice, Inc. in its obligations to make purchase price payments under the January 31, 1995 Asset Purchase Agreement under which Sheppard Foodservice, Inc. acquired its business from Sheppard Distributors, Inc., a Florida corporation now known as Page & McKean, Inc. Sun City is the guarantor of the obligations of Sheppard Foodservice under the Asset Purchase Agreement. The plaintiffs also sought a declaratory judgment that the alleged default released the plaintiffs from certain noncompete agreements given in connection with the Asset Purchase Agreement.

         As of November 25, 1997, the parties entered into a Settlement Agreement under which Sheppard Foodservice, Inc. and Sun City agreed to pay the plaintiffs on or before February 28, 1998, the amount of $253,278 which amount is the regular obligation payable in accordance with the Asset Purchase Agreement and interest thereon at the rate of 10.5% per annum from June 1, 1997, as well as plaintiffs' legal fees in the amount of $18,263. Sheppard Foodservice also agreed to pay to an affiliate of the plaintiff the amount of $9,009 with interest at 10.5% from August 13, 1997, representing a commercial account debt. In exchange for this agreement, the plaintiffs agreed to suspend proceedings in the lawsuit until March 1, 1998. If the foregoing payments are not timely made, the Settlement Agreement allows the plaintiffs to file stipulated final judgment against Sheppard Foodservice, Inc. and Sun City for all relief sought in the lawsuit.

         The complaint filed in the above litigation sought only money damages relating to the payment due on May 27, 1997, which the plaintiffs estimated at that time to be in excess of $150,000. Since the deferred portion of the purchase price under the Asset Purchase Agreement is not a fixed amount, but is computed with reference only to ongoing average annual net profits of Sheppard Foodservice, Inc., there is no fixed amount owed that could be accelerated because of the default, and the complaint did not seek any such remedy.

         If the proposed merger with SeaSpecialties does not occur on or before March 1, 1998, it is likely that the defendants would be unable to pay the amounts within the time required and that Sheppard Foodservice, Inc. would suffer the total loss of its business through enforcement of the Settlement Agreement and the stipulated final judgment and anticipated reaction by Sun City's primary lender, which holds a first security interest in the inventory and receivables of Sheppard Foodservice, Inc. In fiscal 1996-1997, Sheppard Foodservice had sales and operating revenue of $15,160,239, with a net profit of $300,700.

                                     PART I

ITEM 2.  SUN CITY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Sun City Industries, Inc. ("Sun City"), which began in 1949 as an egg processing and marketing company, is presently primarily engaged in the foodservice marketing and distribution business throughout much of the eastern seaboard of the United States with a heavy concentration in Florida. In 1990, Sun City began its expansion as a foodservice distributor that now includes four centers in Florida covering the West Coast of Florida, Central Florida and Southeast Florida from Key West to West Palm Beach. In addition, Sun City has operations that distribute to markets in Atlanta, Georgia, Baltimore, Maryland, Philadelphia, Pennsylvania and throughout New Jersey. Sun City's clientele includes supermarkets, hotels, restaurants, airline caterers, cruise lines, and schools.

         The following discussion provides information which management believes is relevant to an assessment and understanding of Sun City's operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes appearing herein.

RESULTS OF OPERATIONS

         Sales for the six months ended August 2, 1997 and August 3, 1996 were as follows:

 Six                          Foodservice      % of           Egg
Months     Total Sales         Division        Total        Division       % of Total
--------   ------------       --------------   -------      -----------    ----------
1997        $34,326,102          $31,776,041     92.6%       $2,550,061         7.4%

1996         34,532,847           31,541,839     91.3%        2,991,008         8.7
           ------------       --------------   -------      -----------    ----------

Net Change    $(206,745)         $   234,202                  $(440,947)

COMPARISON OF SIX MONTHS ENDED AUGUST 2, 1997 AND AUGUST 3, 1996

SALES:

FOODSERVICE:

         Increased sales at the Sun City Produce division were $234,202 greater than sales decreases in the other foodservice divisions.

EGGS:

         The decrease in sales of $440,947 results from a decrease of units sold and lower selling prices on 3.4 million dozens sold.

COST OF GOODS SOLD:

         Cost of goods sold include product cost and freight in costs.

         During the six months, cost of goods sold increased $307,422. Cost of sales were generally in line with Sun City's business except for the Gulf Coast division which experienced reduced margins. The rate of change is influenced by Sun City's overall customer and product mix, as well as the changes in market prices which fluctuate from year to year.

OPERATING EXPENSES:

         Operating expenses include warehousing and distribution costs.

         During the six months operating expenses decreased $100,176 reflecting minor changes in Sun City's business as compared to the same period of the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

         During the six months, selling, general and administrative expenses were up $181,138. The change reflects minor changes in all divisions plus costs associated with the Congress default.

INTEREST EXPENSE:

         Interest expense increased by $49,321 during the first six months. This increase reflects a 2% greater cost for borrowing, offset by reduced borrowing levels incurred with Sun City's primary lender.

INCOME TAXES:

         Sun City accounts for income taxes in accordance with SFAS 109, under which deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions and operating loss carryforwards. A valuation allowance is recognized to reduce the entire net deferred tax assets to the amounts that are more likely than not to be realized.

         Sun City estimates that, after filing its fiscal 1997 tax return, it will have loss carryforwards of approximately $5,500,000 expiring in the years 2009 through 2012.

NET (LOSS) EARNINGS:

         For the six months the net loss amounted to $1,816,964 as compared to net earnings of $116,765 for the same six months a year ago. The loss per share is $1.25 versus a profit of $0.08 per share reported for the same period a year ago.

         The following table highlights certain factors contributing to the differences in results of operations between the six months ended August 2, 1997 compared to the six months ended August 3, 1996.

  COMPARISON OF SIX
    MONTHS ENDED
  AUGUST 2, 1997 TO
  SIX MONTHS ENDED     CHANGE FROM 1996 TO
   AUGUST 3, 1996              1997                                       EXPLANATIONS
-------------------    --------------------  ------------------------------------------------------------------------
Foodservice Sales              $(524,532)    The impact of a 30% decline in six month  sales at Gulf Coast  resulted in a loss of  $236,679  compared  to a profit of  $42,036  for the same period a year ago. The  remainder  results  from  decreases in earnings of $96,000 in  Georgia,  Orlando  and Fort  Lauderdale,  $86,000 in New
                                             Jersey and $63,000 at  Auburndale,  all resulting  from Sun City's lack of capital that put added pressure on its ability to buy  competitively and its inability to discount its invoices.
Egg Marketing                    (27,573)    This decrease results from a decline of 307,000 units sold.
Sales
Loss On Planned               (1,280,967)    This reflects the  estimated  loss  resulting  from the disposal of the
Disposal Of A                                Gulf Coast subsidiary.
Subsidiary
Interest Expense                 (49,321)    Interest  expense  increased  due to higher rates during the six months compared to a year ago.
All Other                        (51,336)
                         ------------------
Net Difference               $(1,933,729)
                         ==================


         (LOSS) EARNINGS PER COMMON SHARE:

SIX MONTHS ENDED                                                 AUGUST 2, 1997         AUGUST 3, 1996
                                                                ----------------      ------------------
(Loss) earnings per common share                                        $    (1.25)               $    .08

Average shares used in the computation                                    1,447,902              1,528,397


LIQUIDITY AND CAPITAL RESOURCES

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended February 1, 1997 and the six months ended August 2, 1997, Sun City incurred net losses of $1,167,087 and $1,816,964, respectively, and as of August 2, 1997 Sun City had a stockholders' deficit of $2,535,440. These factors, among others, indicate that Sun City may be unable to continue as a going concern.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Sun City be unable to continue as a going concern. As described in Note A of Sun City's unaudited financial statements included in this report, Sun City is not in compliance with several provisions of its line of credit agreement and the lender has placed significant operating and financing restrictions on Sun City pursuant to a forbearance agreement. Sun City's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management anticipates that Sun City's consolidated financial position and results of operations will be significantly improved as a result of and following the proposed Merger described in Note C to the financial statements included in this report, pursuant to which SeaSpecialties, Inc. will become a subsidiary of Sun City by merging with a newly formed subsidiary of Sun City. However, whether or not the Merger is consummated, there can be no assurance that management's efforts to improve Sun City's financial condition will ultimately be successful or that Sun City will be able to continue as a going concern. The Merger is further described below.

         During fiscal 1997, Sun City:

         Was placed in default by its major lender as a result of over-advances the lender made to Sun City which were not secured by assets of Sun City. As a result of the default, Sun City's stated interest rate on this debt increased from 2.25% over the prime rate in fiscal 1996 to 4.25% over the prime rate in fiscal 1997.

         On December 16, 1996, signed a Forbearance Agreement with its primary lender which extends the existing line of credit until March 30, 1998, agreed to a repayment schedule that permits Sun City to operate and fund its business under certain limitations and conditions and provides the lender additional collateral in the form of its North Carolina and Virginia real estate.

         Failed to make its regular semi-annual interest payments on its $1.4 million principal amount of Senior Subordinated Convertible Debentures. As of August 2, 1997, the total interest arrearage was $178,500. Although Sun City is in monetary default, its Debenture holders have not indicated they will place Sun City in default. On the contrary, the Debenture holders have cooperated with Sun City in Sun City's attempts to raise additional capital through a direct investment or through a qualified merger partner, and have signed agreements to convert the Debentures into shares of Sun City Common Stock in connection with the closing of the Merger.

         Did not fully satisfy the American Stock Exchange's guidelines for continued listing and was temporarily suspended from trading. Accordingly, there can be no assurance that the listing will be continued.

         On May 20, 1997, Oak Crest Enterprises, Inc. ("Oak Crest"), a subsidiary of Sun City, borrowed $251,500 from a SeaSpecialties affiliate and received a mortgage for the Hawthorne, Florida property. Sun City also signed an option agreement to sell its New Jersey operations to such lender. Subsequent to fiscal 1997, Oak Crest borrowed an additional $155,852 against the same mortgage. Oak Crest subsequently repaid $100,000.

         On May 29, 1997, Sun City announced that it had entered into preliminary merger discussions with SeaSpecialties, and on June 17, 1997 signed a definitive merger agreement for the proposed Merger with SeaSpecialties. Upon consummation of the Merger, Mr. Harvey Oxenberg, Chairman and C.E.O. of SeaSpecialties, in a stock for stock transaction, will own a majority of the outstanding stock of Sun City, and SeaSpecialties will become a wholly owned subsidiary of Sun City. See "Item 2. Changes in Securities and Use of Proceeds." Sun City also entered into a Management Agreement providing for SeaSpecialties to assist in managing Sun City prior to the Merger. SeaSpecialties also purchased certain receivables of Sun City to assist with Sun City's cash requirements.

         In June, 1997, Sun City and its subsidiary Gulf Coast Foodservice, Inc. ("Gulf Coast") received a notice of default and intent to sue from WL & HM, Inc. under a promissory note evidencing the balance of the purchase price for the foodservice business purchased by Gulf Coast in 1993. The note was secured by fixed assets, trademarks, tradenames, business names and utility deposits, pursuant to a security agreement. Sun City was the guarantor of such note and of lease obligations of Gulf Coast, to an affiliate of WL & HM, Inc., which lease obligations were cross-defaulted with the promissory note.

         On August 31, 1997, Sun City closed its Gulf Coast operations, and sold its inventory to an affiliate of WL & HM, Inc. On September 25, 1997, Gulf Coast and Sun City entered into and closed an agreement with WL & HM, Inc. and others, under which Gulf Coast transferred its remaining tangible personal property, telephone numbers, and utility and security deposits to an affiliate of WL & HM, Inc. in exchange for a covenant by WL & HM, Inc. not to sue under the promissory note and an assumption or payoff by WL & HM, Inc. of certain debt of Gulf Coast encumbering some of the purchased assets. Gulf Coast and Sun City were released from all obligations under the lease except for certain environmental indemnifications. Gulf Coast retained and is attempting to collect its receivables, and intends to use the net proceeds to retire debt secured by receivables, with any balance to be applied first to debt claims under the Perishable Agricultural Commodities Act, and then to unsecured debt. It is anticipated that the receivables will not generate sufficient funds to pay unsecured debt. The holders of Sun City's Senior Convertible Subordinated Debentures have agreed to contribute up to $200,000 towards payment of certain liabilities of Gulf Coast if the Merger is consummated, in exchange for Sun City's agreement to grant to such holders options to purchase one share of Sun City Common Stock for each dollar contributed by such holders for payment of Gulf Coast's debts. Such options will be granted as and when such funds are distributed and will have an exercise price equal to the market price of Sun City Common Stock on the date of grant.

COMMITMENTS:

         As of July 31, 1997, Sun City had no commitments for capital expenditures.

         During fiscal 1996, Sun City:

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

         Expanded its credit facility with its major lender from $7.0 million to $7.5 million. The credit facility is solely for Sun City's working capital needs.

         As of February 3, 1996, Sun City did not meet the minimum net worth requirement required by its lending arrangement. The lender increased the interest rate on the line of credit by an additional quarter of one percent.

DETERIORATING FINANCIAL CONDITION OF SUN CITY

         As discussed to some extent above, the financial condition of Sun City has continued to decline. While Sun City typically experiences a seasonal decline in sales and operating profits beginning after the Easter/Passover season and continuing through Thanksgiving, the current year's results are substantially worse than normal and Sun City's net worth has declined to ($2,535,440) as of August 2, 1997. The major factors in this decline have been the continuing liquidity problems that arose during fiscal 1996, with the disposal of Sun City's egg processing operations and joint ventures, and during fiscal 1997 with the default on the Congress Financial credit facility. The new credit criteria established by Congress Financial following the default in August, 1996, has severely restricted Sun City's ability to pay its vendors on regular terms.

         While higher sales levels during the months of November 1996 to March, 1997, created funding sufficient to pay down the Congress Financial overadvance from $1.1 million to $300,000, as well as reducing the debt level owed to Congress Financial, the requirements imposed by such lender resulted in a reduction of the outstanding balance on the Congress Financial credit facility to $2.997 million as of November 30, 1997, but reducing cash available for operations. Further, available funding under the Congress Financial facility fell from approximately $1.6 million per week in March, 1997 to approximately $800,000 per week during October, 1997. These factors, along with the annual seasonable sales decline, made it more difficult for Sun City to purchase inventory from vendors, leaving Sun City with insufficient inventory available for sale to customers even at reduced seasonable levels, resulting in even lower sales volume.

         These adverse circumstances were compounded with the passing of Mr. Gustave Minkin, as a result of which Sun City lost all of its egg marketing operations. The adverse effect of this loss was partially offset by the proceeds of key man insurance on Mr. Minkin.

         The most serious consequences of these adverse developments has been the closing of the Gulf Coast Foodservice operation and default on the deferred purchase price obligations owed with reference to the Sheppard Foodservice operation. See "Item 1. Legal Proceedings" below.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Sun City presently is party to one legal proceeding which could have had a material adverse effect on Sun City, and Sun City recently settled another potential legal proceeding. In addition, Sun City and its subsidiary Gulf Coast Foodservice, Inc. have been sued by several trade creditors of Gulf Coast Foodservice for amounts due and owing such creditors, as described further below.

SHEPPARD FOODSERVICE, INC.

         On June 16, 1997, a suit was filed in Broward County, Florida, Circuit Court against Sun City's subsidiary, Sheppard Foodservice, Inc., and Sun City alleging a default by Sheppard Foodservice, Inc. in its obligations to make purchase price payments under the January 31, 1995 Asset Purchase Agreement under which Sheppard Foodservice, Inc. acquired its business from Sheppard Distributors, Inc., a Florida corporation now known as Page & McKean, Inc. Sun City is the guarantor of the obligations of Sheppard Foodservice under the Asset Purchase Agreement. The plaintiffs also sought a declaratory judgment that the alleged default released the plaintiffs from certain noncompete agreements given in connection with the Asset Purchase Agreement.

         As of November 25, 1997, the parties entered into a Settlement Agreement under which Sheppard Foodservice, Inc. and Sun City agreed to pay the plaintiffs on or before February 28, 1998, the amount of $253,278 which amount is the regular obligation payable in accordance with the Asset Purchase Agreement and interest thereon at the rate of 10.5% per annum from June 1, 1997, as well as plaintiffs' legal fees in the amount of $18,263. Sheppard Foodservice also agreed to pay to an affiliate of the plaintiff the amount of $9,009 with interest at 10.5% from August 13, 1997, representing a commercial account debt. In exchange for this agreement, the plaintiffs agreed to suspend proceedings in the lawsuit until March 1, 1998. If the foregoing payments are not timely made, the Settlement Agreement allows the plaintiffs to file stipulated final judgment against Sheppard Foodservice, Inc. and Sun City for all relief sought in the lawsuit.

         The deferred purchase price obligation under the above Asset Purchase Agreement is evidenced only by that Agreement and not by a promissory note. The Asset Purchase Agreement provides that within 90 days of each anniversary of closing, starting in 1996 and ending in 1998, a computation is to be made of the average annual net profit (as defined in the Asset Purchase Agreement) of Sheppard Foodservice, Inc. since the February, 1995 closing under the Asset Purchase Agreement. The computed figure is multiplied by a factor of 4.5 (on average annual net profit up to $400,000) or 5.5 (on average annual net profit exceeding $400,000), and a percentage of that product, adjusted for amounts paid at closing and amounts paid at any prior anniversary, is due by the 90th day after the then current anniversary of closing. Twenty-five percent of the updated computed balance is due in the years 1996 and 1997, with fifty percent of the final computed balance due in 1998 and the remainder one year thereafter. Sheppard Foodservice, Inc. paid $252,500 on this obligation in 1996, and estimates that the remaining payments will approximate $600,000.

         The Asset Purchase Agreement provides for the deferred purchase price obligation to be secured by a first lien on the tangible personal property acquired by Sheppard Foodservice, Inc. at the closing under the Asset Purchase Agreement, including furniture, furnishing, machinery, apparatus, equipment, fittings and fixtures. The collateral also includes any trademarks, tradenames or business names used by, and any utility security deposits of Sheppard Foodservice, Inc. The collateral does not include inventory or accounts receivable, which are pledged to Sun City's primary lender.

         The complaint filed in the above litigation sought only money damages relating to the payment due on May 27, 1997, which the plaintiffs estimated at that time to be in excess of $150,000. Since the deferred portion of the purchase price under the Asset Purchase Agreement is not a fixed amount, but is computed with reference only to ongoing average annual net profits of Sheppard Foodservice, Inc., there is no fixed amount owed that could be accelerated because of the default, and the complaint did not seek any such remedy. The defendants answered by admitting the allegations as to the monetary defaults, but denying that such defaults release the individual plaintiffs from their noncompete agreements.

         If the proposed merger with SeaSpecialties does not occur on or before March 1, 1998, it is likely that the defendants would be unable to pay the required settlement amounts and that Sheppard Foodservice, Inc. would suffer the total loss of its business through enforcement of the Settlement Agreement and the stipulated final judgment and anticipated reaction by Sun City's primary lender, which holds a first security interest in the inventory and receivables of Sheppard Foodservice, Inc. In fiscal 1996-1997, Sheppard Foodservice had sales and operating revenue of $15,160,239, with a net profit of $300,700.

GULF COAST FOODSERVICE, INC.

         In July, 1997, Sun City and its subsidiary Gulf Coast Foodservice, Inc. ("Gulf Coast") received from WL & HM, Inc., a Florida corporation which sold its food service business to Gulf Coast in 1993, notice of default and intent to sue under a promissory note evidencing the balance of the purchase price for such business. Sun City was the guarantor of such note. Such matter has been settled as described in "Sun City Management's Discussion & Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," which settlement involved the transfer of certain of the Gulf Coast operations back to the seller.

         Also, several trade creditors of Gulf Coast have filed lawsuits in various courts against Gulf Coast and Sun City for amounts owed them by Gulf Coast. One of these lawsuits, filed in federal court, involves a claim in excess of $22,000 under the Perishable Agricultural Commodities Act, for which Sun City would be liable as the owner of Gulf Coast. The total amounts in controversy in these lawsuits is approximately $110,000. See "Sun City Management's Discussion & Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements."

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         If the proposed Merger with SeaSpecialties is approved by Sun City's shareholders at the annual meeting on December 17, 1997 and subsequently consummated, then, pursuant to the Merger Agreement for the Merger, (i) a subsidiary of Sun City ("Acquisition") will merge with and into SeaSpecialties (the "Merger"), with SeaSpecialties being the surviving corporation of the

Merger (the "Surviving Corporation"), (ii) the outstanding shares of common stock of SeaSpecialties will be converted into shares of common stock of Sun City, and as a result of such conversion Sun City will issue approximately 38,335,320 shares of its common stock to the shareholders of SeaSpecialties, and the shares of Sun City common stock currently outstanding will constitute approximately 3.1% of the total shares of Sun City common stock outstanding upon consummation of the Merger, (iii) Sun City's outstanding Senior Convertible Subordinated Debentures (and all accrued interest thereon) will be converted into shares of Sun City's common stock that will constitute approximately 14.4% of the total shares of Sun City common stock outstanding upon consummation of the Merger, and (iv) each outstanding share of common stock of Acquisition will be converted into one share of common stock of the Surviving Corporation, resulting in SeaSpecialties becoming a wholly-owned subsidiary of Sun City.

         In addition, there will be amendments to Sun City's Certificate of Incorporation in connection with the Merger to (i) increase the authorized number of shares of Sun City's common stock from 3,000,000 to 75,000,000 shares,
(ii) decrease the par value per share of Sun City's common stock from $.10 to $.01, and (iii) change Sun City's name to "SeaSpecialties, Inc."

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  See "Notes to Consolidated Financial Statements" and "Sun City's Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Item 1. Legal Proceedings" for a description of certain defaults of Sun City.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.  OTHER LIMITATIONS

                  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Agreement and Plan of Merger, dated June 17, 1997, for the Registrant's proposed merger with SeaSpecialties, Inc. was filed as Exhibit A to the Registrant's Proxy Statement, dated November 7, 1997, and is incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SUN CITY INDUSTRIES, INC.

                                           REGISTRANT

Date:  DECEMBER 12, 1997                   /s/Malvin Avchen
                                           ------------------------------------
                                           Malvin Avchen, C.E.O.