Form 10-Q
period 1997-11-01
SUN CITY INDUSTRIES INC
filed 1997-12-16
CIK 95302

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.   20549

                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934



    For Quarter Ended November 1, 1997   Commission File No. 1-6914



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

                      PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements


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

The results of operations for the nine month period ended
November 1, 1997, are not necessarily indicative of results to be expected for the entire year ending January 31, 1998.

                SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                                (Unaudited)

                                      November 1,    February 1,
ASSETS                                    1997          1997
CURRENT ASSETS:
Accounts and trade notes receivable,
  less allowance for doubtful accounts
  of approximately $195,000 and $186,000
  in 1997 and 1996, respectively      5,031,210       5,521,144
Inventories                           1,628,269       2,344,987
Notes receivable - current portion       17,333          18,927
Prepaid expenses                        101,694         218,838
TOTAL CURRENT ASSETS                  6,778,506       8,093,896

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements                   108,133         108,133
Buildings and improvements              358,508         499,917
Machinery and equipment               1,746,815       2,243,175
                                      2,213,456       2,851,225
Less accumulated depreciation        (1,251,013)     (1,319,437)
                                        962,443       1,531,788
Properties held for sale                512,148         504,849
Long-term notes receivable               75,930          88,308
Excess of purchase price over fair value
  of net assets acquired              1,148,680       1,780,836
OTHER ASSETS                            492,455         447,340
TOTAL                                $9,970,162     $12,447,017

                                      November 1,    February 1,
LIABILITIES AND STOCKHOLDERS' EQUITY     1997           1997
CURRENT LIABILITIES:
Cash Overdraft                          593,630         214,744
Accounts payable                     $4,718,697      $5,003,332
Accrued expenses                      2,164,661         734,354
Current portion of long-term debt     2,180,500       1,720,129
TOTAL CURRENT LIABILITIES             9,657,488       7,672,559

DEFERRED COMPENSATION PAYABLE                           123,106
LONG-TERM DEBT                        3,439,464       5,409,828
STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value 3,000,000
    shares authorized; 2,276,116 shared
    issued in 1997 and 1996             227,612         227,612
  Capital in excess of par value      1,041,721       1,041,721
  Retained earnings                  (1,570,562)      2,004,838
                                       (301,229)      2,107,084
  Less: Treasury stock at cost, 828,214
    and 837,164 shares in 1997 and 1996,
    respectively                     (2,653,560)     (2,653,560)
  Less: Receivable for common stock sold
    to ESOP                            (172,000)       (212,000)
TOTAL STOCKHOLDERS' EQUITY           (3,126,789)       (758,476)
TOTAL                                $9,970,163     $12,447,017

See notes to consolidated financial statements

                SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)




                                NINE MONTHS ENDED        THREE MONTHS ENDED
                            November 1,  November 2,  November 1,  November 2,
                               1997         1996         1997         1996

Sales                       47,511,727   50,595,997   13,185,625   16,063,150

Costs and Expenses

  Cost of goods sold        40,701,706   43,261,570   11,050,908   13,918,194
  Operating expenses         3,441,654    3,805,518    1,045,269    1,308,957
  Selling, general and
  administrative expenses    3,756,845    3,118,414    1,425,627      968,334
  Provision for loss on
  disposal of a subsidiary   1,333,461                    52,494
  Interest expense             666,943      655,626      199,581      237,585
  Other expense, net            19,431       67,690        3,095       59,666

Total Cost and Expenses     49,920,040   50,908,818   13,776,974   16,492,736


(Loss) From Operations
  Before Income Taxes       (2,408,313)    (312,821)    (591,349)    (429,586)

Provision For Income Taxes         -            -           -            -

Net (Loss)                 $(2,408,313)   $(312,821)   $(591,349)  $(429,586)


(Loss)Per Common Share          $(1.66)       $(.21)       $(.41)     $(.28)





See notes to consolidated financial statements


                 SUN CITY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                 NINE MONTHS ENDED
                                           November 1,    November 2,
CASH FLOWS FROM OPERATING ACTIVITIES:          1997           1996
Net earnings (loss)                       $(2,408,313)     $(312,821)
Adjustments To Reconcile Net Earnings
  To Net Cash Provided By
  Operating Activities:
Depreciation                                  248,578        272,937
Amortization of excess of purchase price
  over fair market value of net assets
  acquired                                     58,673         64,474
Provision for losses on accounts receivable   317,867        132,570
Change in assets and liabilities:
  Decrease in trade accounts receivable       172,067      1,214,492
  Decrease in inventories                     706,718        304,145
  Decrease (Increase) in prepaid expenses     117,144        (87,685)
  Decrease (Increase) in other assets         528,368       (141,020)
  (Decrease) in accounts payable             (284,635)       (297,900)
  Increase (Decrease) in accrued expenses   1,430,307       (188,276)
  Decrease (Increase) in deferred
  compensation payable                       (123,106)        18,000
Total Adjustments                           3,171,981      1,297,737
Net Cash Provided By
  Operating Activities                       $763,668       $978,916
Cash Flows From Investing Activities:
  Proceeds from sale of fixed assets,net      313,467        (30,236)
Cash Provided By
  Investing Activities                        313,467        (30,236)
Cash Flows From Financing Activities:
  Principal payments on notes payable      (1,817,345)    (1,585,952)
  Proceeds from notes payable                 307,352         60,000
  Proceeds from receivable from ESOP           40,000         53,000
  Proceeds from exercise of options               -               75
  Repayments on notes receivable               13,972         10,977

Net Cash (Used In)
Financing Activities                       (1,456,021)    (1,585,952)
Net (Decrease) Increase In Cash
  and Equivalents                            (378,886)      (513,220)
(CASH OVERDRAFT) CASH AND EQUIVALENTS
Beginning of Year                            (214,744)       760,885
(CASH OVERDRAFT) CASH AND EQUIVALENTS
End of Year                               $   593,630)     $ 247,665


See notes to consolidated financial statements

          SUN CITY INDUSTRIES INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   SIX MONTHS ENDED NOVEMBER 1, 1997 AND NOVEMBER 2, 1996
                      (Unaudited)


A. Basis of Presentation:

Interim Financial Information

        The accompanying unaudited condensed consolidated financial statements of Sun City Industries, Inc. and subsidiaries have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of the operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for the interim periods presented are not indicative of the results that can be expected for a full year.

Going Concern

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, during the nine months ended November 1, 1997, the Company incurred a net loss of $2,408,314, and as of November 1, 1997 the Company had a stockholders' deficit of . These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

B. New Accounting Pronouncement:

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128, "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending December 31, 1997. The Company will adopt SFAS 128 in the fourth quarter of fiscal 1998, as early adoption is not permitted. The adoption of SFAS 128 is not expected to have an impact on the Company's earnings per share.

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

E. Legal Proceedings:

       On June 16, 1997, a suit was filed in Broward County, Florida, Circuit Court against Sun City's subsidiary, Sheppard Foodservice, Inc., and Sun City alleging a default by Sheppard Foodservice, Inc. in its obligations to make purchase price payments under the January 31, 1995 Asset Purchase Agreement under which Sheppard Foodservice, Inc. acquired its business from Sheppard Distibutors, Inc., a Florida corporation now known as Page & McKean, Inc. Sun City is the guarantor of the obligations of Sheppard Foodservice under the Asset Purchase Agreement. The plaintiffs also sought a declaratory judgement that the alleged default released the plaintiffs from certain noncompete agreements given in connection with the Asset Purchase Agreement.

       As of November 25, 1997, the parties entered into a Settlement Agreement under which Sheppard Foodservice, Inc. and Sun City agreed to pay the plaintiffs on or before February 28, 1998, the amount of $253,278 which amount is the regular obligation payable in accordance with the Asset Purchase Agreement and interest thereon at the rate of 10.5% per annum from June 1, 1997 as well as plaintiffs' legal fees in the amount of $18,263. Sheppard Foodservice also agreed to pay an affiliate of the plaintiff the amount of $9,009 with interest at 10.5% from August 13, 1997, representing a commercial account debt. In exchange for this agreement, the plaintiffs agreed to suspend proceedings in the lawsuit until March 1, 1998. If the foregoing payments are not timely made, the Settlement Agreement allows the plaintiffs to file stipulated final judgment against Sheppard Foodservice, Inc. and Sun City for all relief sought in the lawsuit.


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

       If the proposed merger with SeaSpecialties does not occur on or before March 1, 1998, it is likely that the defendants would be unable to pay the required settlement amounts and that Sheppard Foodservice, Inc. would suffer the total loss of its business through enforcement of the Settlement Agreement and the stipulated final judgment and anticipated reaction by Sun City's primary lender, which holds a first security interest in the inventory and receivables of Sheppard Foodservice, Inc. In fiscal 1996-1997 Sheppard Foodservice had sales and operating revenue of $15,160,239 with a net profit of $300,700.

                                  Part 1

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

GENERAL:

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

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the financial statements and notes appearing herein.

RESULTS OF OPERATIONS:

Sales For The Nine Months Ended November 1, 1997 and November 2, 1996 were as follows:
   Nine        Total        Foodservice  % of      Egg        % of
  Months       Sales         Division    Total   Division     Total

 1997       $47,511,727    $44,899,004   94.5%  $2,612,723      5.5%

 1996       $50,595,997    $46,167,220   91.2%  $4,428,777      8.8%

Net change  $(3,084,270)   $(1,268,216)        $(1,816,054)


Comparison of Nine Months Ended November 1, 1997 and November 2, 1996.

Foodservice:
    Decreased sales of $3.7 million at the Gulf Coast division and $2.5 million at other foodservice divisions, offset increases of $5.0 million at the Produce division.

Eggs:
    The decrease in sales of $1.8 million results from a decrease of 2 million units sold and $.08 per dozen lower selling prices on 3.4 million dozens sold.


COST OF GOODS SOLD:

Cost of goods sold include product and freight-in costs.

During the nine months, cost of goods sold were generally in line with the Company's sales, 85.7% this year versus 85.5% for the prior year. The rate of change is influenced by the Company's overall customer and product mix, as well as the changes in market prices which fluctuate from year to year.

OPERATING EXPENSES:

Operating expenses include warehousing and distribution costs.

During the nine months operating expenses decreased $363,864 reflecting changes in the Company's business as compared to the same period of the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

During the nine months, selling, general and administrative expenses were up $638,431. The change reflects changes in most operating divisions plus costs associated with the Congress default as well as increased legal, audit and litigation expenses.

INTEREST EXPENSE:

Interest expense increased by $11,316 during the nine months. This increase reflects an overall 2% greater cost for borrowing, offset by reduced borrowing levels incurred primarily with the Company's primary lender.

INCOME TAXES:

The Company accounts for income taxes in accordance with SFAS 109, under which deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions and operating loss carryforwards.
A valuation allowance is recognized to reduce net deferred tax assets to the amounts that are more likely than not to be realized.

The Company, estimates that after filing its fiscal 1997 tax return, it will have tax loss carryforwards of approximately $5,500,000 expiring in the years 2009 through 2012.

NET (LOSS) EARNINGS:

For the nine months the net loss amounted to $2,408,314 as compared to net loss of $312,821 for the same nine months a year ago. The loss per share is $1.66 versus a loss of $.21 per share reported for the same period a year ago. Comparisons To The Prior Year:

Amount         Explanations
Foodservice     $ (440,790)  Decreases in earnings results from the
                             Company's lack of capital that put added pressure on its ability to buy competitively coupled with its inability to discount invoices.

Disposal of
Subsidiary      (1,276,221)  The increased loss results from declining
                             operations and the disposal of the Gulf
                             Coast Subsidiary.

Egg Marketing     (104,460)  This decrease results from a decline of
                             units sold.

Interest Expense   (11,316)  Represents a 2% increased cost of
                             borrowing offset by reduced borrowing
                             levels.

All Other         (262,706)  Increased expenses associated with
                             litigation fees, legal fees, audit costs and costs due to the Company's default with its major lender.

Net Difference   $2,095,493

(LOSS) PER COMMON SHARE:
                                      November 1,    November 2,
Nine Months Ended                          1997          1996

(Loss) earnings per common share        $(1.66)          $(.21)

Average shares used in computation      1,447,902      1,512,902



LIQUIDITY AND CAPITAL RESOURCES:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, during the year ended February 1, 1997 and nine months ended November 1, 1997, the Company incurred net losses of $1,167,087 and $2,408,313, respectively, and as of November 1, 1997 the Company had a stockholders' deficit of $3,126,789. These factors among others may indicate that the Company will be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As described in Note A of Sun
City's unaudited financial statements included in this report.   Sun City
is not in compliance wth several provisions of its line of credit agreement and the lender has placed significant operating and financing restrictions on the Company pursuant to a forebearance agreement. Sun City's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management anticipates that Sun City's consolidated financial position and results of operations will be significantly improved as a result of and following, the proposed Merger described in Note C to the financial statements included in this report, pursuant to which SeaSpecialties, Inc. will become a subsidiary of Sun City by merging with a newly formed subsidiary of Sun City. However, whether or not the Merger is consummated, there can be no assurance that management's efforts to improve Sun City's financial condition will ultimately be successful or that Sun City will be able to continue as a going concern. The Merger is further described below.

During fiscal 1997, The Company:

       Was placed in default by its major lender as a result of over-advances the lender made to the Company which were not secured by assets of the Company. As a result of the default, the Company's stated interest rate on this debt increased from 2.25% over the prime rate in fiscal 1996 to 4.25% over the prime rate in fiscal 1997.

       On December 16, 1996, signed a Forbearance Agreement with its primary lender which extends the existing line of credit until March 30, 1998, agrees to a repayment schedule that permits the Company to operate and fund its business under certain limitations and conditions and provides the lender additional collateral in the form of its North Carolina and Virginia real estate.

       Failed to make its regular semi-annual interest payments on its $1.4 million principal amount of Senior Subordinated Convertiblbe Debentures.
As of August 2, 1997, the total interest arrearage was $178,500. Although Sun City is in monetary default, its Debenture holders have not indicated they will place the Sun City in default. On the contrary, the Debenture holders have cooperated with Sun City in Sun City's attempts to raise additional capital through a direct investment or through a qualified merger partner, and have signed agreements to convert the Debentures into shares of Sun City Common Stock in connection with the closing of the Merger.

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

       On May 29, 1997, Sun City announced that it had entered into preliminary merger discussions with SeaSpecialties and on June 17, 1997 signed a definitive merger agreement for the proposed Merger with SeaSpecialties. Upon consummation of the Merger, Mr. Harvey Oxenberg, Chairman and C.E.O. of SeaSpecialties, in a stock for stock transaction, will own a majority of the oustanding stock of Sun City, and SeaSpecialties will become a wholly owned subsidiary of Sun City. See "Item2. Changes in Securities and Use of Proceeds." Sun City also entered into a Management Agreement providing for SeaSpecialties to assist in managing Sun City prior to the Merger. SeaSpecialties also purchased certain receivables of Sun City to assist with Sun City's cash requirements.

       In June, 1997, Sun City and its subsidiary Gulf Coast Foodservice, Inc. ("Gulf Coast") received a notice of default and intent to sue from WL & HM Inc. under a promissory note evidencing the balance of the purchase price for the foodservice business purchased by Gulf Coast in 1993. The note was secured by fixed assets, trademarks, tredanames, business names and utility deposits, pursuant to a security agreement. Sun City was the guarantor of such note and of lease obligations of Gulf Coast, to an affiliate of WL & HM, Inc., which lease obligations were cross-defaulted with the promissory note.

       On August 31, 1997, Sun City closed its Gulf Coast operations, and sold its inventory to an affiliate of WL & HM, Inc. On September 25, 1997, Gulf Coast and Sun City entered into and closed an agreement with WL & HM, Inc. and others, under which Gulf Coast transferred its remaining tangible personal property, telephone numbers, and utility and security deposits to an affiliate of WL & HM, Inc. in exchange for a covenant by WL & HM, Inc, not to sue under the promissory note and an assumption or payoff by WL & HM, Inc. of certain debt of Gulf Coast encumbering some of the purchased assets. Gulf Coast and Sun City were released from all obligations under the lease except for certain environmental indemnifications. Gulf Coast retained and is attempting to collect its receivables, and intends to use the net proceeds to retire debt secured by receivables, with any balance to be applied first to debt claims under the Perishable Agricultural Commodities Act, and then to unsecured debt. It is anticipated that the receivables will not generate sufficient funds to pay unsecured debt. The holders of Sun City's Senior Convertible Subordinated Debentures have agreed to contribute up to $200,000 towards payment of certain liabilities of Gulf Coast if the merger is consummated, in exchange for Sun City's agreement to grant to such holders options to purchase one share of Sun City Common Stock for each dollar contributed by such holders for payment of Gulf Coast's debts. Such options will be granted as and when such funds are distributed and will have an exercise price equal to the market price of Sun City Common Stock on the date of grant.

Commitments:

       As of November 1, 1997, Sun City had no commitments for capital expenditures.

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

Deteriorating Financial Condition of Sun City

      As discussed to some extent above, the financial condition of Sun City has continued to decline. While Sun City typically experiences a seasonal decline in sales and operating profits beginning after the Easter/Passover season and continuing through Thanksgiving, the current year's results are substantially worse than normal and Sun City's net worth has declined to ($3,126,789) as of November 1, 1997. The major factors in this decline have been the continuing liquidity problems that arose during fiscal 1996, with the disposal of Sun City's egg processing operations and joint ventures, and during fiscal 1997 with the default on the Congress Financial credit facility. The new credit criteria established by Congress Financial following the default in August, 1996, has severly restricted Sun City's ability to pay its vendors on regular terms.

       While higher levels during the months of November 1996 to March, 1997, created funding sufficient to pay down the Congress Financial overadvance from $1.1 million to $450,000, as well as reducing the debt level owed to Congress Financial, the requirements imposed by such lender resulted in a reduction of the outstanding balance on the Congress Financial credit facility to $3.0 million as of November 30, 1997, but reducing cash available for operations. Further, available funding under the Congress Financial facility fell from approximately $1.6 million per week in March, 1997 to approximately $800,000 per week during October, 1997. These factors, along with the annual seasonable sales decline, made it more difficult for Sun City to purchase inventory from vendors, leaving Sun City with insufficient inventory available for sale to customers even at reduced seasonal levels, resulting in even lower sales volume.

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

Sheppard Foodservice, Inc.

       On June 16, 1997, a suit was filed in Broward County, Florida, Circuit Court against Sun City's subsidiary, Sheppard Foodservice, Inc., and Sun City alleging a default by Sheppard Foodservice, Inc. in its obligations to make purchase price payments under the January 31, 1995 Asset Purchase Agreement under which Sheppard Foodservice, Inc. acquired its business from Sheppard Distributors, Inc., a Florida corporation known as Page & McKean, Inc. Sun City is the guarantor of the obligations of Sheppard Foodservice under the Asset Purchase Agreement. The plaintiffs also sought a declaratory judgment that the alleged default released the plaintiffs from certain noncompete agreements given in connection with the Asset Purchase Agreement.

       As of November 25, 1997, the parties entered into a Settlement Agreement under which Sheppard Foodservice, Inc. and Sun City agreed to pay the plaintiffs on or before February 28, 1998, the amount of $253,278 which amount is the regular obligation payable in accordance with Asset Purchase Agreement and interest thereon at the rate of 10.5% per annum from June 1, 1997, as well as plaintiffs' legal fees in the amount of $18,263. Sheppard Foodservice also agreed to pay an affiliate of the plaintiff the amount of $9,009 with interest at 10.5% from August 13, 1997, representing a commercial account debt. In exchange for this agreement, the plaintiffs agreed to suspend proceedings in the lawsuit until March 1, 1998. If the foregoing payments are not timely made, the Settlement Agreement allows the plaintiffs to file stipulated final judgment against Sheppard Foodservice, Inc. and Sun City for all relief sought in the lawsuit.

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

       The Asset Purchase Agreement provides for the deferred purchase price obligation to be secured by a first lien on the tangible personal property acquired by Sheppard Foodservice, Inc. at the closing under the Asset Purchase Agreement, including furniture, furnishing. machinery, apparatus, equipment, fittings and fixtures. The collateral also includes any trademarks, tradenames or business names used by, and any utility security deposits of Sheppard Foodservice, Inc. The collateral does not include inventory or accounts receivable, which are pledged to Sun City's primnary lender.

       The complaint filed in the above litigation sought only money damages relating to the payment due on May 27, 1997, which the plaintiffs estimated at that time to be in excess of $150,000. Since the deferred portion of the purchase price under the Asset Purchase Agreement is not a fixed amount, but is computed with reference only to ongoing average annual net profits of Sheppard Foodservice, Inc., there is no fixed amount owed that could be accelerated because of the default, and the complaint did not seek any such remedy. The defendents answered by amitting the allegations as to the monetary defaults, but denying that such defaults release the individual plaintiffs from their noncompete agreements.

       If the proposed merger with SeaSpecialties does not occur on or before March 1, 1998, it is likely that the defendents would be unable to pay the required settlement amounts and that Sheppard Foodservice, Inc. would suffer the total loss of its business through enforcement of the Settlement Agreement and the stipulated final judgment and anticipated reaction by Sun City's primary lender, which holds a first security interest in the inventory and receivables of Sheppard Foodservice, Inc. In fiscal 1996-1997, Sheppard Foodservice had sales and operating revenue of $15,160,239, with a net profit of $300,700.

Gulf Coast Foodservice,Inc.

       In July, 1997, Sun City and its subsidiary Gulf Coast Foodsercvice,Inc ("Gulf Coast") received from WL & HM, Inc., a Florida corporation which sold its food service business to Gulf Coast in 1993, notice of default and intent to sue under a promissory note evidencing the balance of the purchase price for such business. Sun City was the guarantor of such note. Such matter has been settled as described in. "Sun City Management's Discussion & Anlysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," which settlement involved the transfer of certain of the Gulf Coast operations back to the seller.

       Also, several trade creditors of Gulf Coast have filed lawsuits in various courts against Gulf Coast and Sun City for amounts owed them by Gulf Coast. One of these lawsuits, filed in federal court. involves a claim in excess of $22,000 under the Perishable Agricultural Commodities Act, for which Sun City would be liable as the owner of Gulf Coast. The total amounts in controversy in these lawsuits is approximately $110,000. See "Sun City Management's Discussion & Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements."

Item 2. Changes in Securities and Use of Proceeds

     If the proposed Merger with SeaSpecialties is approved by Sun City's shareholders at the annual meeting on December 17, 1997 and subsequently consummated, then, pursuant to the Merger Agreement for the Merger, (i) a subsidiary of Sun City ("Acquisition") will merge with and into SeaSpecialties (the "Merger"), with SeaSpecialties being the surviving corporation of the Merger (the "Surviving Corporation"),
(ii)the oustanding shares of common stock of SeaSpecialties will be converted into shares of common stock of Sun City, and as result of such conversion Sun City will issue approximately 38,335,320 shares of its common stock to the shareholders of SeaSpecialties, and the shares of Sun City common stock currently outstanding will constitute approximately 3.1% of the total shares of Sun City common stock outstanding upon consummation of the Merger, (iii) Sun City's outstanding Senior Convertible Subordinated Debentures (and all accrued interest thereon) will be converted into shares of Sun City's common stock that will constitute approximately 14.4% of the total shares of Sun City common stock outstanding upon consummation of the Merger, and
(iv) each outstanding share of common stock of Acquisition will be converted into one share of common stock of the Surviving Corporation, resulting in SeaSpecialties becoming a wholly-owned subsidiary of Sun City.

       In addition. there will be amendments to Sun City's Certificate of Incorporation in connection with the Merger to (i)increase the authorized number of shares of Sun City's common stock from 3,000,000 to 75,000,000 shares, (ii) decrease the par value per share of Sun City's common stock from $.10 to $.01, and (iii) change Sun City's name to "SeaSpecialties, Inc."

Item 3.    Defaults Upon Senior Securities

         See "Notes to Consolidated Financial Statements" and "Sun City's Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Item 1. Legal Proceedings" for a description of certain defaults of Sun City.

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable

Item 5.    Other Limitations

           Not applicable

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits

           10.1 Agreement and Plan of Merger, dated June 17, 1997 for the Registrant's proposed merger with SeaSpecialties, Inc. was filed as Exhibit A to the Registrant's Proxy Statement, dated November 7, 1997 and is incorporated herein by reference.



SALES OF UNREGISTERED SECURITIES (DEBT OR EQUITY): None
























                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registratnt has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  SUN CITY INDUSTRIES, INC.
                                                  REGISTRANT




Date:  December 16, 1997                          Malvin Avchen
                                                  Malvin Avchen, C.E.O.




Date:  December 16, 1997                          Syed Jafri
                                                  Syed Jafri, Treasurer


The financial statements for the nine months ended November 1, 1997 and November 2, 1996, respectively, are unaudited but are prepared in conformity with accounting principles used at our last fiscal year end and include alladjustments which the Company considers necessary for a fair presentation.