Form 10KSB
period 2002-02-02
SUN CITY INDUSTRIES INC
filed 2003-08-12
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994
For the transition period from _______ to _______

Commission File Number: 01-06914

SUN CITY INDUSTRIES, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	59-0950777
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1220 Glenmore Drive, Apopka, Florida	32712
(Address of Principal Executive Offices)	(Zip Code)

(407) 880-2213
(Issuer's telephone number)

Securities registered under Section 12 (b) of the Act:
None
(Title of class)
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.10
(Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [  ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
Issuer’s revenues for its most recent fiscal year: None

As of August 11, 2003 and after giving effect to a 1 for 100 reverse split to holders of record of August 8, 2003, there were 1,068,100 shares of the issuer's common stock issued and outstanding. Affiliates of the Issuer own 1,000,000 restricted shares of common stock(*). During the past two years there has been no active trading market in the Issuer's shares. The estimated value of the common equity held by non-affiliates as of August 11, 2003 is $6,810.

DOCUMENTS INCORPORATED BY REFERENCE:
There are no documents incorporated by reference in this Annual Report on Form 10-KSB other than as set forth in Part III, Item 13.
(*) Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer’s common stock, both of record and beneficially.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements: This annual report on Form 10-KSB and other statements issued or made from time to time by Sun City Industries, Inc., a Delaware corporation, contain statements which may constitute "Forward-Looking Statements" within the meaning of the Securities Act of 1933, as amended (the "Act") and the Securities Exchange Act of 1934 (the "Exchange Act") by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections  77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding the intent, belief or current expectations of Sun City Industries, Inc. and its officer/director as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

General Background and Reports under the Exchange Act

Sun City Industries, Inc., a Delaware corporation, is sometimes referred to herein as "we", "us", "our" and the "Company". The Company was incorporated in Delaware in 1961 as Sun City Dairy Products, Inc. and changed its name to Sun City Industries, Inc. in 1969. The Company originally registered its shares of common stock under the Exchange Act in 1994. As a result of being delinquent in our filing requirements under the Exchange Act, we are filing our past due annual reports on Form 10-KSB for the years ended February 1, 2003 and February 2, 2002, which contain our audited financial statements for the respective periods. We will also file our past due quarterly reports on Form 10-QSB for the current fiscal year including the periods ended May 3, 2003 and for the transition period ending June 30, 2003. At a board meeting on June 27, 2003 the board approved a change in the Company's fiscal year from the 52 or 53 week period ending nearest to January 31 to a calendar year ending December 31.

In February 1998, the Company and its subsidiaries filed a petition for Relief and Reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (case no. 98-20679). In March 1998, the bankruptcy proceedings were converted to Chapter 7 for liquidation of the Company’s business. As a result of the conversion of the Company's reorganization to Chapter 7, the Company's properties were transferred to a United States Trustee on April 9, 1998 and the Company terminated its business operations. During 1998, the Bankruptcy Trustee had disposed of substantially all of the assets of the Company and its subsidiaries. On March 5, 2003, the Trustee for the Estate of Sun City Industries, Inc. in proceedings under Chapter 7 of US Bankruptcy Code and Glenin Bay Equity LLC a Florida limited liability company entered into a contract for the purchase and sale of the Sun City Industries, Inc. corporate shell. On June 27, 2003, the U.S. Bankruptcy Court completed the sale of the Sun City corporate entity.

Change in Control following Bankruptcy

On June 27, 2003, the U.S. Bankruptcy Court completed the sale of the Company and authorized a change in control to Glenin Bay Equity LLC. The court order that authorized the sale provided that the Company was free and clear of liens, claims and encumbrances pursuant to 11 USC Section 363(f) and that the sale was free and clear of any and all real or personal property interests, including any interests in Sun City subsidiaries. The court order also provided for an integrated plan of capital restructuring and reorganization with respect to the continuing existence of the corporation in connection with the Glenin Bay transaction, and that: (i) at closing the former directors of the Company were deemed removed from office; (ii) Glenin Bay, as purchaser, was authorized to appoint a single and sole member to the Company’s Board of Directors; (iii) the Company was authorized to amend the Company’s Certificate of Incorporation to increase the number of authorized shares to 90,000,000 shares and to decrease the par value of the Company’s common stock from $0.10 to $0.001; (iv) the Company was authorized to issue up to 1,000,000 shares of common stock, par value $0.001 to the new management of the Company, who was appointed by the newly-constituted Board of Directors; (v) to implement a 1-for-100 reverse split with fractions rounded up to the next whole 100 shares; (vi) to cancel and extinguish all common share conversion rights of any kind, including without limitation, warrants, options, convertible bonds, other convertible debt instruments and convertible preferred stocks; (vii) to cancel and extinguish all preferred shares of every series and accompanying conversion rights of any kind including, without limitation, warrants, options, convertible bonds, and other convertible debt instruments with respect to any preferred shares.

In connection with the change in control in June 2003, Michael F. Manion became our sole officer and director on June 27, 2003.

As of the date of this filing, Mr. Manion has paid for the benefit of the Company a total of approximately $36,500, which monies have been applied principally to pay expenses, including accounting fees, reinstatement fees, and legal and professional fees related to the preparation and filing of our past due reports under the Exchange Act. These filings are intended to permit us to become again current under the reporting requirements of the Exchange Act. While we are dependent upon limited interim payments made on behalf of the Company by Mr. Manion to pay professional fees, we have no written finance agreement with Mr. Manion to provide any continued funding.

New Business of the Company

As a result of emerging from bankruptcy and the disposition of our assets, we have no present operations. Management decided to redirect our efforts and limited resources to seeking potential new business opportunities or business transactions with other companies.

The Company does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall base its determination to consider and proceed with a business opportunity.

Our common stock previously traded on the American Stock Exchange under the symbol SNI. In 1997 the company did not fully satisfy the exchange guidelines for continued listing and trading was suspended. From the period following our filing of the bankruptcy petition to the present the common stock has been subject to quotation on the pink sheets under the symbol SNID and currently there is no active trading market in our shares. There can be no assurance that there will be an active trading market for our securities following the consummation of a new prospective business. Further, in the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

At the year ending covered by this filing our sole officer and director owned no shares of common stock or 0% of our issued and outstanding shares. However, after the Court authorized capital restructuring which was effective the 8th of August 2003, Mr. Manion owns 1,000,000 post reverse split shares of our common stock or 93.6% of the then issued and outstanding shares. Based on the approximately 220 record holders receiving 22,100 shares and the approximately 400 beneficial holders receiving 46,000 post reverse split shares, the total issued and outstanding shares then will be about 1,068,100.

If we decide to seek to acquire another business or otherwise pursue a business opportunity, management would have substantial flexibility in identifying and selecting a prospective business and the Company would not be obligated nor does management intend to seek pre-approval by our unaffiliated shareholders of any acquisition of an interest in a new business opportunity. Under the laws of the State of Delaware, the consent of holders of a majority of the issued and outstanding shares, acting without a shareholders meeting, can approve an acquisition or any other decision to engage in a new line of business. However, we may be required to file with the SEC an Information Statement on Schedule 14C under the Exchange Act, and would be required to include complete disclosure of a target company and its business, as well as audited financial statements of any target business that we acquired, which Information Statement would be required to be mailed to our shareholders of record.

As a result, we would be entirely dependent on the judgment of management in connection with the target company selection process. In evaluating a prospective business opportunity, we would consider, among other factors, the following: (i) costs associated with effecting a transaction; (ii) equity interest in and opportunity to control the prospective candidate, if any; (iii) growth potential of the candidate; (iv) experience and skill of management and availability of additional personnel; (v) necessary capital requirements; (vi) the prospective candidate's competitive position; (vii) stage of development of the business opportunity; (viii) the market acceptance of the business, products or services; (ix) proprietary features and degree of intellectual property; (x) the availability of audited financial statements of the potential business opportunity; and (xi) the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of any business opportunity was or would be based on the above factors as well as other considerations deemed relevant by management in connection with effecting any prospective new business opportunities. In connection with an evaluation of a prospective or potential business opportunity, management, with the possible assistance of  independent third party consultants, may be expected to conduct a due diligence review.

The time and costs required to pursue new business opportunities or to seek to acquire other businesses, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws can not be ascertained with any degree of certainty.

Management does not intend to devote full time to the Company's affairs, but does intend to devote an appropriate portion of its time to our affairs and, accordingly, the length of time required for the pursuit and negotiations related to any new business opportunities is uncertain. However, management will devote such time as it deems reasonably necessary to carry out our business affairs including our pursuit of business opportunities necessary to commence operations, although no assurance can be made that we will be successful in our efforts. We cannot project the percentage of time that our officer/director will actually devote to the Company's business and affairs. See the discussion under "Business Experience of Principal" below.

If we decide to enter into a business combination, Federal and state tax laws and regulations have a significant impact upon the structuring of a business combination. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment to the Company's shareholders. There can be no assurance that the Internal Revenue Service or state tax authorities will ultimately agree with our tax treatment of a potential business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately disagree with our proposed tax treatment and in fact prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to us and our shareholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a potential business combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

Following the filing of the Company's past due Exchange Act reports, the Company believes that it will be current in its reporting obligation under the Exchange Act. Pursuant to Section 13 and 15(d) of the Exchange Act, in the event significant acquisitions take place, we will also be required to file reports with the SEC which will include certified financial statements for the acquired company covering the last two fiscal years. Consequently, acquisition prospects that do not have or are unable to obtain the required certified financial statements will not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may acquire a company or business by purchasing, trading or selling the securities of such company or business. However, the Company does not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

Various impediments to an acquisition of a business or company or a merger may arise such as appraisal rights afforded to the shareholders of a prospective acquisition under the laws of the state under which the prospective business is organized. This may prove to be deterrent to a particular business combination. In addition, under the laws of the State of Delaware, a business combination, including a merger or share exchange, generally requires the approval by a majority of all votes entitled to vote.

Selection of a Target Business and Structuring of a Business Combination.

Mr. Manion is a control shareholder, owning 1,000,000 or 93.6% of our issued and outstanding shares. As a result, Mr. Manion will have substantial flexibility in identifying and selecting a prospective target business. See "Business Experience of Management" below as well as Part I, Item 4, "Security Ownership of Certain Beneficial Owners and Management" and Item 5, "Directors, Executive Officers, Promoters and Control Persons". We will be almost entirely dependent on the judgment of Mr. Manion in connection with the selection of a target business. In evaluating a prospective target business, we will consider, among other factors, the following: (i) costs associated with effecting a transaction; (ii) equity interest in and opportunity to control the prospective candidate, if any; (iii) growth potential of the candidate; (iv) experience and skill of management and availability of additional personnel; (v) capital requirements necessary; (vi) the prospective candidate's competitive position; (vii) stage of development of the business opportunity; (viii) the market acceptance of the business, products or services; (ix) proprietary features and degree of intellectual property; (x) the availability of audited financial statements of the any potential business opportunity; and (xi) the regulatory environment that may be applicable to any prospective business.

The foregoing criteria are not intended to be exhaustive and any evaluation related to the merits of a particular target business will be based on the above factors as well as other considerations deemed relevant by management in connection with effecting a business transaction. In connection with its evaluation of a prospective target business, management, with the possible assistance of independent third party consultants, anticipates that it will conduct a due diligence review which will encompass, among other things, meeting with the target's incumbent management, inspection of facilities,  and the review of available  financial, legal and other information.

The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws) cannot presently be ascertained with any degree of certainty. Management intends to devote only a small portion of its time to our affairs and, accordingly, consummation of a business combination may require a greater period of time than if our management devoted their full time to our affairs. However, management will devote such time as our officer/director deems reasonably necessary to carry out our business objective and affairs, including the evaluation of potential target businesses and the negotiation of a business combination and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination.

We anticipate that various prospective target businesses will be brought to our attention from various sources in the finance and investment community. We may also engage the services of professional firms that specialize in finding business acquisitions, in which event we may agree to pay a finder's fee or other compensation. In no event will we pay a finder's fee or commission to management, or to any entity directly or indirectly affiliated with management. We will not advertise nor utilize promoters to seek new business opportunities or prospective target businesses. We will not publish advertisements in financial or trade publications seeking potential business acquisitions.

Conflicts of Interest

Our sole officer/director is not required to commit his full time to our affairs. As a result, the consummation of a business combination may require a greater period of time than if he would devote his full time to our affairs. However, our officer/director, in his sole discretion, shall be responsible for conducting our business and affairs, including the evaluation of potential target businesses and the negotiation and consummation of a business combination and he is not precluded from serving as an officer or director of any other entity that is engaged in business efforts similar to those of the Company. See "Business Experience of Principal". As a result, the amount of time devoted to our business and affairs may vary significantly, depending upon, among other things, whether we have identified a target business or are engaged in active negotiation and consummation of a business combination. Management has not identified and is not currently negotiating a business combination for us. In the future, management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct, including seeking potential business combinations. In such event, management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a corporation incorporated under the laws of the State of Delaware, which is where we are incorporated, are required to present certain business opportunities to such corporation. Accordingly, in the event that our officer/director develops multiple business affiliations, he may have similar legal obligations to present certain business opportunities to multiple entities. There can be no assurance that any conflicts will be resolved in our favor. Further, neither the Company nor management intends to nor does the Company plan to enter into a transaction with a target business that is affiliated with management.

Business Experience of Principal

Our present management consists of Michael F. Manion, who serves as our sole officer and director.  Mr. Manion has had experience in negotiating the acquisition of control of another public company that emerged from bankruptcy, Enchanted Village Inc., a Delaware corporation. Mr. Manion was elected to its board of directors on June 18, 2002. Mr. Manion and the other directors of Enchanted Village adopted an amendment to the Company's charter documents to provide that it have only a single director and Mr. Manion and a third director resigned in connection with this amendment. Mr. Manion is not an officer or director of Enchanted Village.

RISK FACTORS

The following important factors, among others, could cause actual results to differ from those indicated in forward-looking statements made in this document. Further, reference is made to the disclosure on the first page following the cover page of this annual report.

The following factors contain certain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

Any or all of our forward-looking statements in this document and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

DEPENDENCE ON KEY PERSONNEL
The Company is dependent upon the continued services of its present sole officer and director, Mr. Manion. To the extent that his services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms.

LIMITED RESOURCES; NO PRESENT SOURCE OF REVENUES.
At present, we have no business operations and our business activities are limited to consideration of potential business opportunities. Our historical financial information contained in this annual report is of limited value to potential investors in evaluating any investment in our securities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income, revenues or cash flow from operations. Our management is providing us with limited funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs of becoming a reporting company under the Exchange Act. Our management has not agreed in writing to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business or acquire an entity that generates revenues, of which there can be no assurance. There can be no assurance that any business that may be acquired by us will derive any material revenues from its operations or operate on a profitable basis.

BROAD DISCRETION OF MANAGEMENT
Any person who invests in our securities will do so without an opportunity to evaluate the specific merits or risks of any potential new prospective business in which we may engage. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the selection of a prospective business. There can be no assurance that determinations ultimately made by our management will permit us to achieve our business objectives.

ABSENCE OF SUBSTANTIVE DISCLOSURE RELATING TO PROSPECTIVE BUSINESS
As of the period covered by this annual report, we have not yet identified any prospective business or industry in which we may seek to become involved. Accordingly, shareholders and any person contemplating any investment in our shares, in the event that an active trading market commences, of which there can be no assurance, have no substantive information concerning consummation of any prospective business. There can be no assurance that any prospective business which we may enter into will ultimately prove to be more favorable to shareholders than any other investment, if such opportunity were available, to shareholders and investors.

THERE IS NO ACTIVE MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED
Our common stock previously traded on the American Stock Exchange under the symbol SNI. In 1997 the company did not fully satisfy the exchange guidelines for continued listing and trading was suspended. From the period following the filing of our bankruptcy petition to the present, our common stock has been subject to quotation on the pink sheets under the symbol SNID and currently there is no active trading market in our shares.  There can be no assurance that there will be an active trading market for our securities following the establishment of a new prospective business. Further, in the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

UNSPECIFIED INDUSTRY FOR NEW PROSPECTIVE BUSINESS OPPORTUNITIES; UNASCERTAINABLE RISKS
There is no basis for shareholders to evaluate the possible merits or risks of potential new business opportunities or the particular industry in which we may ultimately operate. To the extent that we effect a business combination with a financially unstable company or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, we will become subject to numerous risks inherent in the business and operations of that financially unstable company. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high degree of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of any new business opportunity.

CONFLICTS OF INTEREST
Our sole officer/director is not required to commit his full time to our affairs. Therefore, there may be a conflict of interest in allocating his time in the event that he engages in similar business efforts for other entities. Our officer/director will devote such time, in his sole discretion, to conduct our business and affairs, including the evaluation of potential new business opportunities and the negotiation and consummation of a new business. As a result, the amount of time devoted to our business and affairs may vary significantly, depending upon, among other things, whether we have identified a new prospective business opportunity or are engaged in active negotiation and consummation of a business combination.

COMPETITION
We expect to encounter intense competition from other entities seeking to pursue new business opportunities or business combinations. Many of these entities are well-established and have extensive experience in connection with identifying new prospective business opportunities or in effecting business combinations. Many of these competitors possess greater financial, technical, human and other resources than we do and there can be no assurance that we will have the ability to compete successfully. Based upon our limited financial and personnel resources, we may lack the resources as compared to those of many of our potential competitors.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION.
Pursuant to the requirements of Section 13 of the Exchange Act, we are required to provide certain information about significant acquisitions and other material events, and we will continue to be required to file quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, which latter report must contain our audited financial statements. Further, as a reporting company under the Exchange Act following any transaction, we will be required to file a report on Form 8-K or other form appropriate under the Exchange Act, which contains audited financial statements of the acquired company. These audited financial statements must be filed with the SEC within 60 days following the filing of Form 8-K. While obtaining audited financial statements is typically the economic responsibility of the target company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The additional time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or essentially preclude consummation of an otherwise desirable transaction. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because our Company is subject to the reporting requirements of the Exchange Act.

ADDITIONAL FINANCING REQUIREMENTS
Due to the fact that we have no revenues, we are entirely dependent upon the willingness of our officer/director to fund the costs associated with compliance with the reporting requirements under the Exchange Act, and other administrative costs associated with our corporate existence. As of the date of this annual report, our officer/director has paid approximately $36,500 related to accounting and legal expenses and other expenses related to the corporate existence. Because of our limited financial resources, we may depend upon the willingness of third parties to provide services to us in exchange for restricted common stock in lieu of cash compensation. We may not generate any revenues until the consummation of a business combination or our commencement of new business operations. We anticipate that we will have available to us sufficient resources, however limited, to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until we commence business operations or enter into a business combination. In the event that our available resources from our management prove to be insufficient for the purpose of commencing operations through a business combination or otherwise, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to commence operations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. We do not have any written agreement with Mr. Manion to continue to pay our operating expenses.

STATE BLUE SKY REGISTRATION; POTENTIAL LIMITATIONS ON RESALE OF THE SECURITIES
The class of common stock to be registered under the Exchange Act has not been registered for resale under the Act or the "blue sky" laws of any state. The holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

It is the intention of the management following the consummation of a business or business combination to seek coverage and publication of information regarding the Company in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

DIVIDENDS UNLIKELY
We do not expect to pay dividends for the foreseeable future because we have no revenues or capital and any potential business operations or acquisition will require the use of any financial resources. The payment of dividends, if any, will be contingent upon our future revenues and earnings, if any, capital requirements and general financial conditions. The payment of any dividends will be within the discretion of our Board of Directors as constituted. It is our expectation that any future management will determine to retain all earnings, if any, for use in the future business operations and accordingly, we do not anticipate declaring any dividends in the foreseeable future.

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES
Our Certificate of Incorporation, as amended, authorizes the issuance of 90,000,000 shares of common stock, par value $0.001. As of August 11, 2003, we have 1,068,100 shares issued and outstanding. We may issue additional shares for services or in connection with our intention to pursue new business opportunities or enter into a business combination. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. Additionally, if we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Company may occur. Furthermore, the issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences, of which there can be no assurance.

COMPLIANCE WITH PENNY STOCK RULES
Our securities will  be considered a "penny stock" as defined in the Exchange Act and the rules thereunder, unless the price of our shares of common stock is at least $5.00. It may be expected that our share price will be less than $5.00. Unless our common stock is otherwise excluded from the definition of "penny stock," the penny stock rules apply. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements, if applicable, could result in reduction in the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

GENERAL ECONOMIC RISKS
The Company’s current and future business plans are dependent, in large part, on the state of the general economy. Adverse changes in economic conditions may cause substantial reduction in projected revenue, and may adversely affect an investment therein. These conditions and other factors beyond the Company’s control include, but are not limited to: (i) regulatory changes; and (ii) changes in operations, pricing and other controls.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's offices are presently located at 1220 Glenmore Drive, Apopka, FL 32712, which space is provided to us by Mr. Manion. We have attributed a nominal amount not exceeding $100 per month for our use of Mr. Manion's office facilities. The Company believes that its current facilities are sufficient for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) Market Information

Our common stock was traded on the American Stock Exchange under the symbol "SNI". In 1997, the Company did not fully satisfy the exchange guidelines for continued listing and trading was suspended. Following delisting, our common stock was quoted from time to time on the pink sheets under the symbol SNID. However, we do not believe that there has been any active trading market in the Company's common stock from 1998 through August 11, 2003. Our common stock has not been eligible for quotation on the OTCBB because we were not current in our reporting obligations under the Exchange Act. We are filing this annual report on Form 10-KSB for our year ended February 2, 2002 together with our annual report for the year ending February 1, 2003 and our Forms 10-QSB for May 3, 2003 and the quarterly transition period ending June 30, 2003 for the purpose of becoming current in our filing obligations under the Exchange Act. There can be no assurance that our shares will become eligible for quotation on the OTCBB or that an active trading market will commence or be sustained.

(B) Holders of Common Stock

At August 11, 2003, there were approximately 220 holders of record of the Company's common stock and an additional 400 beneficial holders.

(C) Dividends

We have not paid any dividends on our shares of common stock, have no funds from which to pay dividends and do not intend to pay dividends for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Payment of dividends in the future will depend, among other things, upon our ability to generate earnings, our need for capital and our overall financial condition.

Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities sold by the Company during the past three years, including the dates and amounts of securities sold; the persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received. During 2000, 2001 and 2002, the Company did not issue or sell any restricted shares. In connection with the Company emerging from bankruptcy in June 2003, and pursuant to the order of the Bankruptcy Court dated June 16, 2003, the Company has authorized and issued 1,000,000 shares to Mr. Manion. The court authorized a 1 for 100 reverse split of the issued and outstanding shares prior to the issuance of 1,000,000 shares to Mr. Manion. The court authorized reverse split also provided that all odd lot and fractional shares resulting from the reverse split shall be rounded up to the next full 100 shares (example 500 pre-split shares shall be 5 shares and shall be rounded up to 100 shares and 50,500 pre-split shares shall equal 505 shares which shall be rounded up to 600 shares. See Order of Bankruptcy Court for Plan of Reorganization filed as exhibit 2(i) to the Company's Form 8-K filed August 8, 2003.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our plan of operation could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under "Risk Factors" and elsewhere in this annual report.

The following discussion of the Company's plan of operation contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts and they use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

Overview
Our current activities are related to seeking new business opportunities or to enter into a business combination. We will use our limited personnel and financial resources in connection with seeking new business opportunities. It may be expected that entering into a new business opportunity or any business combination will involve the issuance of our shares of common stock. At February 2, 2002 and February 3, 2001, we had no cash and no other assets.

Liquidity and Capital Resources

During the fiscal years ended February 2, 2002 and February 3, 2001, we raised no funds through the sale of securities. There has been no active trading market in the Company's shares since 1998 when the Company filed under Chapter 11 of the Bankruptcy Code. Further, Mr. Manion has paid expenses of approximately $36,500 on behalf of the Company, principally for accounting and legal fees and expenses associated with the reinstatement of the Company's existence. The Company will record these payments and any additional payments as liabilities to Mr. Manion during the quarter ended September 30, 2003.

While we are dependent upon limited payments of our expenses made by our management, we have no written finance agreement with Mr. Manion to provide any continued funding.

As part of our intent to seek new business opportunities and/or in effecting a business combination, we may determine to seek to raise funds from the sale of equity or debt securities. We have no agreements as of the date hereof to issue any additional shares. Further, we cannot at this time predict whether equity or debt financing will become available at terms acceptable to us, if at all. In connection with our intent to seek new business opportunities and/or a business combination, we will, in all likelihood, issue a substantial number of additional shares. If such additional shares are issued, our shareholders will experience a dilution in their ownership interest. If a substantial number of shares are issued in connection with the consummation of a business combination, a change in control may be expected to occur.

There are no limitations on our ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. However, our limited resources and lack of operating history may make it difficult to do so. The amount and nature of any borrowing by us will depend on numerous factors, including our capital requirements, the nature of any potential business opportunity or combination and any lenders' evaluation of our ability to meet debt service on borrowing, the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure any financing and there can be no assurance that such arrangements, if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination, or to provide funds for an additional infusion of capital into a target business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a target business may have already incurred debt financing and, therefore, subject us to all the risks inherent thereto.

ITEM 7. FINANCIAL STATEMENTS

Set forth below are the audited financial statements for the Company for the years ended February 2, 2002 and February 3, 2001.

INDEX TO FINANCIAL STATEMENTS
Page
Independent Auditors' Report	16
Financial Statements for the Years ended February 2, 2002 and February 3, 2001
Balance Sheets	17
Statements of Operations	18
Stockholders' Equity	18
Statements of Cash Flows	18
Notes to Financial Statements	19

MICHAEL F. CRONIN
Certified Public Accountant
1574 Eagle Nest Circle, Winter Springs, FL 32708

Board of Directors and Shareholders
Sun City Industries, Inc.

I have audited the accompanying balance sheets of Sun City Industries, Inc. (a Delaware corporation) as of February 2, 2002 and February 3, 2001 and the related statements of operations, cash flows and stockholders' equity for the years then ended. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun City Industries, Inc. (a Delaware corporation) as of February 2, 2002 and February 3, 2001 and the results of its operations, its cash flows and changes in stockholders' equity for the years then ended in conformity with generally accepted accounting principles.

July 11, 2003

/ s / Michael F. Cronin

Michael F. Cronin
Certified Public Accountant

Sun City Industries, Inc.
Balance Sheets
(Audited)

ASSETS	February 2, 2002	February 3, 2001
Current assets:
Cash	$0	$0
Total current assets	0	0

LIABILITIES AND STOCKHOLDERS' EQUITY
Total liabilities	0	0

Stockholders' equity:
Common stock, $.10 par value; 3,000,000 shares authorized; 2,276,113 shares issued 2002 and 2001	227,612	227,612
Capital in excess of par value	1,041,721	1,041,721
Retained Earnings	1,384,227	1,384,227
	2,653,560	2,653,560
Less: Treasury stock, at cost; 828,214 shares in 2002 and 2001	(2,653,560)	(2,653,560)
Total stockholders' equity	0	0
Total Stockholders' Equity and Liabilities	$0	$0

See Notes to Financial Statements.

Sun City Industries, Inc.
Statements of Operations
(Audited)
	Year ended
	February 2, 2002	February 3, 2001
Revenue	$0	$0
Operating expenses
Selling, General and Administrative Expenses	0	0

Income before Income Taxes	0	0
Income Taxes	0	0
Net Income	$0	$0
Basic Net Income per Share	$0	$0
Weighted Average Common Shares Outstanding	1,447,899	1,447,899

See Notes to Financial Statements.

Sun City Industries, Inc.
Statements of Changes in Stockholders' Equity
For the Years Ended February 2, 2002 and February 3, 2001

	Common Stock		Additional	Retained	Treasury Stock
	Shares	Amount	Paid-in Capital	Earnings	Shares	Amount
Balance, January 29, 2000	2,276,113	$227,612	$1,041,721	$1,384,227	$1,384,227	$(2,653,560)
Net Income for the year ended February 3, 2001				0
Balance, February 3, 2001	2,276,113	227,612	1,041,721	1,384,227	1,384,227	(2,653,560)
Net income for the year ended February 2, 2002				0
Balance, February 2, 2002	2,276,113	$227,612	$1,041,721	1,384,227	$1,384,227	$(2,653,560)

See Notes to Financial Statements

Sun City Industries, Inc.
Statements of Cash Flows
(Audited)

	February 2, 2002	February 3, 2001
Cash Flow from Operating activities:
Net income	$0	$0
Cash used in Operating Activities	0	0

Change in Cash	0	0
Cash - Beginning of Year	0	0
Cash - End of Year	$0	$0

See Notes to Financial Statements

Sun City Industries, Inc.
Notes to Financial Statements
For the Years Ended February 2, 2002 and February 3, 2001

1. Company’s History

Background

Sun City Industries, Inc., (the "Company" or "Sun City") was incorporated in Delaware in 1961 as Sun City Dairy Products, Inc., successor to a business founded in 1949. The current name was adopted in 1969. The Company operated as a holding company for various wholly owned subsidiaries that were engaged primarily in the food service marketing and distribution business.

Bankruptcy Proceedings

On February 2, 1998, the Company and its subsidiaries filed a petition for Relief and Reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (case no. 98-20679). In March 1998, the bankruptcy proceedings were converted to Chapter 7 for liquidation of the Company’s business. As a result of the conversion of the Company's reorganization, to a case under Chapter 7, the Company's properties were transferred to a United States Trustee on April 9, 1998 and the Company terminated its business operations. During 1998, the Bankruptcy Trustee had disposed of substantially all of the assets of the Company and its subsidiaries.

On June 27, 2003, the U.S. Bankruptcy Court completed the sale of the Sun City corporate shell entity. See Note 6, Subsequent Events.

2. Summary of Significant Policies

The financial statements of the Company include only the accounts of Sun City Industries, Inc., a Delaware corporation. The statements do not include the accounts of the formerly owned and consolidated subsidiaries, as they were sold or liquidated by the Bankruptcy Trustee in 1998. Additionally, as further described in Note 6, Subsequent Events, the Company’s corporate entity shell was sold by the Trustee. The order issued by the Bankruptcy Court provided that the sale shall also be "free and clear of any and all real or personal property interests, including any interests in Sun City subsidiaries."

Fiscal Year

The Company’s fiscal year has been the 52/53 week period ending the Saturday nearest to January 31st. In 2002, the date of the year end is February 2nd and in 2001, the date of the year end is February 3rd.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Stock-based Compensation

Stock-based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted Statements of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation," ("SFAS 123") which allows companies to either continue to account for stock-based compensation to employees under APB 25, or adopt a fair value based method of accounting.

Earnings per Common Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 replaces the previous "primary" and "fully-diluted" earnings per share with "basic" and "diluted" earnings per share. Unlike "primary" earnings per share that included the dilutive effects of options, warrants and convertible securities, "basic" earnings per share reflects the actual weighted average of shares issued and outstanding during the period. "Diluted" earnings per share are computed similarly to "fully diluted" earnings per share. In a loss year, the calculation for "basic" and "diluted" earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

For the years ended February 2, 2002 and February 3, 2001, basic earnings per common share has been computed based upon the weighted average number of common shares outstanding, or 1,447,899, for both periods. The weighted average computation does not include the Company’s treasury stock, which totaled 828,214 shares during the years presented.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

The Company may have loss carryforwards for income tax purposes, however under the provisions of Section 382 of the Internal Revenue Code, ownership changes will severely limit the Company's ability to utilize its carryforward to reduce future taxable income and related tax liabilities.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 is effective for business combinations completed after June 30, 2001, and SFAS 142 is effective for fiscal years beginning after December 15, 2001 (with early adoption permitted under certain circumstances).

SFAS 141 proscribes the exclusive use of the purchase method of accounting for all business combinations subsequent to the effective date. SFAS 142 mandates that acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Rather, goodwill and these intangibles will be subject to regular impairment tests in accordance with SFAS 142. All other intangible assets will continue to be amortized over their estimated useful lives.

Although SFAS 141 and SFAS 142 are not applicable to the Company's present operations, it plans to adopt the use of the standards if circumstances are applicable in the future.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective for the fiscal years beginning after June 15, 2002.

SFAS 143 is expected to improve financial reporting because all asset retirement obligations that fall within the scope of this Statement and their related asset retirement cost will be accounted for consistently and financial statements of different entities will be more comparable. As provided for in SFAS 143, the Company plans to adopt this statement when applicable.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001 (with early adoption permitted under certain circumstances).

SFAS 144 is expected to improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. As provided for in SFAS 144, the Company plans to adopt this statement when applicable.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. Although SFAS 144 and SFAS 146 are not applicable to the Company's present operations, it plans to adopt the use of the standards if circumstances are applicable in the future.

3. Litigation and Commitments

The Company, prior to its bankruptcy, was a party to numerous lawsuits and claims. As a result of the bankruptcy and the subsequent transfer by the Bankruptcy Trustee of the Company’s corporate shell entity free of all liens, claims and encumbrances pursuant to Section 363(f) of the US Bankruptcy Code, the Company is no longer party to any litigation.

The Company is not a party to any leases and does not have any commitments.

4. Stock Option Plan

On March 22, 1999, the Bankruptcy court approved an order permitting the Trustee to abandon all employee benefits. Also in connection with the sale of the corporate shell (See Note 6, Subsequent Events), the Court approved the sale of the Company’s corporate shell entity and stated that "Sun City shall be authorized to cancel and extinguish all common share conversion rights of any kind, including without limitation, warrants and options."

5. Employee Stock Ownership Plan

As a consequence of the Chapter 7 bankruptcy filing, an employee stock ownership plan established in November 1992 (the "ESOP") was terminated. Pursuant to the ESOP, all shares credited to the employee accounts became fully vested and will be distributed to the approximately 60 plan participants.

6. Subsequent Events

Purchase of Corporate Shell Entity

On June 27, 2003, the U.S. Bankruptcy Court completed the sale of the Company’s corporate shell to Glenin Bay Equity LLC. The court order authorizing the sale provided that the purchased entity be free and clear of liens, claims and encumbrances pursuant to 11 USC Section 363(f) and that the sale was to be free and clear of any and all real or personal property interests, including any interests in Sun City subsidiaries. The court order also provided for an integrated plan of capital restructuring and reorganization with respect to the continuing existence of the corporation, and that upon closing: the existing directors of the Company will be deemed removed from office; the purchaser may appoint a single and sole member to the Company’s Board of Directors who shall be authorized to amend the Company’s Certificate of Incorporation to increase the authorized common stock to 90,000,000 shares and to decrease the par value of the Company’s common stock from $0.10 to $0.001; to issue up to 1,000,000 shares of common stock, par value $0.001 to the new management of the Company, which shall be appointed by the newly-constituted Board of Directors; to implement a 1-for-100 reverse split with fractions rounded up to the next whole 100 shares; to cancel and extinguish all common share conversion rights of any kind, including without limitation, warrants, options, convertible bonds, other convertible debt instruments and convertible preferred stocks; to cancel and extinguish all preferred shares of every series and accompanying conversion rights of any kind including, without limitation, warrants, options, convertible bonds, and other convertible debt instruments with respect to any preferred shares.

Reinstatement of Corporate Charter

As a result of the failure of the Company to pay franchise taxes to the State of Delaware, the Company’s charter was revoked as of November 19, 1999. On May 30, 2003, the purchaser of the Company’s corporate shell entity filed a Certificate of Revival and Restoration of the Company's Certificate of Incorporation together with payment of taxes. As a result, the Company’s charter has been reinstated and the Company is now in good standing under Delaware law.

Cancellation of Treasury Stock

On June 27, 2003, the Board of Directors canceled all 828,214 shares of the Company’s treasury stock.

Change of Fiscal Year

On June 27, 2003, the Board of Directors approved a change of the fiscal year to December 31st and future quarterly reports will be provided for the three month periods ended March 31, June 30, and September 30.

Proposed Corporate Action

On June 27, 2003, the Board of Directors authorized the implementation of the court approved amendment of the certificate of incorporation to provide for increase of authorized common stock; change of par value and reverse split of the common stock; issuance of 1,000,000 shares to new management and to develop a plan to pursue a merger with a private company seeking to become a public company by merging with Sun City.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 6, 1998, Deloitte & Touche LLP ("Deloitte"), who had been engaged by Sun City Industries as its principal independent accountant, notified the Company that it resigned from such engagement. Deloitte's report in connection with Company's financial statements for the fiscal year ended February 1, 1997, included an explanatory paragraph concerning the Company's ability to continue as a going concern. During the Company's two fiscal years ended February 1, 1997, and the subsequent interim periods preceding Deloitte's resignation, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

On March 3, 1998 Deloitte notified the Securities and Exchange Commission that they had read and agreed with the above paragraph that was included as Item 4 of Form 8-K/A of Sun City Industries, Inc. dated February 2, 1998.

Following the February 1998 filing of the Company’s Chapter 11 bankruptcy petition and the conversion of the proceeding to Chapter 7, the Company had no independent auditor and filed no audited annual reports.

While our former management did not file a Form 15 to terminate our reporting obligations under the Exchange Act, the Company failed to file any of the documents or reports required by Sections 13 or 15(d) of the Exchange Act between February 1998 and June 2003. As a result, we remained subject to the reporting requirements of the Exchange Act but were delinquent in our SEC reporting obligations.

In connection with the court ordered authorizations to recapitalize the Company, we engaged Michael F. Cronin CPA as our independent auditor.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

At present, we have one officer and director. There is no staggered term for directors.

The following table sets forth the name, age and position held with respect to our directors and executive officers:

Name	Age	Positions
Michael F. Manion	53	President and Sole Director

Michael F Manion, 53, has been President and Sole Director of Sun City Industries Inc. since being appointed at a Board meeting held June 27, 2003. The meeting and the appointment were expressly authorized in a US Federal Bankruptcy Court Southern District of Florida Court Order approving the purchase of and the equity restructuring of Sun City Industries Inc. corporate shell. Mr. Manion has experience in evaluating and analyzing bankrupt public corporations for appropriateness as potential candidates for a plan of restoration whereby the compliance and reporting deficiencies of the corporation are remedied. Mr. Manion has experience in implementing the restoration process. Mr. Manion has had experience in negotiating the acquisition and control of another public company that emerged from bankruptcy, the Enchanted Village Inc., a Delaware corporation. He was elected to its Board of Directors on June 18, 2002. As an integral part of the plan of restoration for that bankrupt corporation the board adopted an amendment to the Company’s charter documents to provide for a single member Board of Directors. And upon adoption Mr. Manion and another board member resigned. From April 1996 through March 2001, Mr. Manion was employed by Continental Capital and Equity Corporation a privately held financial advertising entity. Since March 2001 Mr. Manion has been an entrepreneur developing a database of publicly held corporations that have declared bankruptcy. He is a cum laude graduate of the Wharton School of Business at the University of Pennsylvania.

Section 16(a) Beneficial Ownership Reporting Compliance:

Name of Officer/Director	Forms Not Filed
Michael F. Manion	Form 3

ITEM 10. EXECUTIVE COMPENSATION

Mr. Manion, our sole officer and director, does not receive any compensation, nor is there any employment agreement between the Company and Mr. Manion.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership as of August 11, 2003, by each person owning more than 5% of the Company's common stock and the directors and executive officers, and by all officers and directors, as a group. As of the filing date of this annual report, we know of no other person and no entity owning more than 5% of the Company's issued and outstanding shares. Subsequent to the completion of the reverse split and capital restructuring a total of 1,068,100 shares are issued and outstanding.

Name and Address of Beneficial Owner	Beneficial Ownership	Percent of Outstanding Shares(a)
Michael F. Manion, President and Director 1220 Glenmore Drive, Apopka, Florida 32712	1,000,000	93.6%
All Officers and Directors as a Group (one person)	1,000,000	93.6%
(a) Based on 1,068,100 shares of Common Stock outstanding following the reverse split and capital restructuring.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit No.	Description
2(i)	Order of Bankruptcy Court Approving Sale of Sun City corporate shell dated June 16, 2003, filed on August 8, 2003 as an exhibit to Registrant's Form 8-K.
3(i)	Restated Certification of Incorporation, as amended, filed on August 8, 2003 as an exhibit to Registrant's Form 8-K.
3(ii)	Certificate of Renewal, Restoration and Revival of Certificate of Incorporation, filed on August 8, 2003 as an exhibit to Registrant's Form 8-K.
3(iii)	Restated Bylaws, filed on August 8, 2003 as an exhibit to Registrant's Form 8-K.

(B) Reports on Form 8-K

The Company filed a Form 8-K on August 8, 2003 with disclosure under Item 1, Change in Control, Item 3, Bankruptcy and Receivership, Item 4, Changes in Registrant's Certifying Accountant and Item 6, Resignation of Directors and Executive Officers. The disclosure under these items are all related to effectuating the authorizations approved in the bankruptcy proceedings.

ITEM 14. CONTROL AND PROCEDURES

Based on their most recent evaluation and prior to the filing of this Form 10-KSB, the Company's President believes the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sun City Industries, Inc.

By: /s/ Michael F. Manion
Michael F. Manion, President and Sole Director
Apopka, FL
Dated: August 12, 2003

CERTIFICATIONS

I, Michael F. Manion, certify that:

1. I have reviewed this annual report on Form 10-KSB of Sun City Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As the registrant's certifying officer,  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report management's conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 12, 2003

Michael F. Manion, President and Director
/s/ Michael F. Manion,
President and Director