Form 10KSB
period 2003-02-01
SUN CITY INDUSTRIES INC
filed 2003-08-12
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2003

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

Change in Control following Bankruptcy

On June 27, 2003, the U.S. Bankruptcy Court completed the sale of the Company and authorized a change in control to Glenin Bay Equity LLC. The court order that authorized the sale provided that the Company was free and clear of liens, claims and encumbrances pursuant to 11 USC Section 363(f) and that the sale was free and clear of any and all real or personal property interests, including any interests in Sun City subsidiaries. The court order also provided for an integrated plan of capital restructuring and reorganization with respect to the continuing existence of the corporation in connection with the Glenin Bay transaction, and that: (i) at closing the former directors of the Company were deemed removed from office; (ii) Glenin Bay, as purchaser, was authorized to appoint a single and sole member to the Company’s Board of Directors; (iii) the Company was authorized to amend the Company’s Certificate of Incorporation to increase the number of authorized shares to 90,000,000 shares and to decrease the par value of the Company’s common stock from $0.10 to $0.001; (iv) the Company was authorized to issue up to 1,000,000 shares of common stock, par value $0.001 to the new management of the Company, who was appointed by the newly-constituted Board of Directors; (v) to implement a 1-for-100 reverse split with resulting odd lots and fractions rounded up to the next whole 100 shares; (vi) to cancel and extinguish all common share conversion rights of any kind, including without limitation, warrants, options, convertible bonds, other convertible debt instruments and convertible preferred stocks; (vii) to cancel and extinguish all preferred shares of every series and accompanying conversion rights of any kind including, without limitation, warrants, options, convertible bonds, and other convertible debt instruments with respect to any preferred shares.

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

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of any business opportunity was or would be based on the above factors as well as other considerations deemed relevant by management in connection with effecting any prospective new business opportunity. In connection with an evaluation of a prospective or potential business opportunity, management, with the possible assistance of  independent third party consultants, may be expected to conduct a due diligence review.

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

BROAD DISCRETION OF MANAGEMENT.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) Market Information

Our common stock was traded on the American Stock Exchange under the symbol "SNI". In 1997, the Company did not fully satisfy the exchange guidelines for continued listing and trading was suspended. Following delisting, our common stock was quoted from time to time on the pink sheets under the symbol SNID. However, we do not believe that there has been any active trading market in the Company's common stock from 1998 through August 11, 2003. Our common stock has not been eligible for quotation on the OTCBB because we were not current in our reporting obligations under the Exchange Act. We are filing this annual report on Form 10-KSB for our year ended February 1, 2003 together with our annual report for the year ending February 2, 2002 and our Forms 10-QSB for May 3, 2003 and the quarterly transition period ending June 30, 2003 for the purpose of becoming current in our filing obligations under the Exchange Act. There can be no assurance that our shares will become eligible for quotation on the OTCBB or that an active trading market will commence or be sustained.

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

Overview
Our current activities are related to seeking new business opportunities or to enter into a business combination. We will use our limited personnel and financial resources in connection with seeking new business opportunities. It may be expected that entering into a new business opportunity or any business combination will involve the issuance of our shares of common stock. At February 1, 2003 and February 2, 2002, we had no cash and no other assets.

Liquidity and Capital Resources

During the fiscal year ended February 1, 2003 and February 2, 2002, we raised no funds through the sale of securities. There has been no active trading market in the Company's shares since the Company filed under Chapter 11 of the Bankruptcy Code. Further, Mr. Manion has paid expenses of approximately $36,500 on behalf of the Company, principally for accounting and legal fees and expenses associated with the reinstatement of the Company's existence. The Company will record these payments and any additional payments as liabilities to Mr. Manion during the quarter ended September 30, 2003.

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

ITEM 7. FINANCIAL STATEMENTS

Set forth below are the audited financial statements for the Company for the years ended February 1, 2003 and February 2, 2002

INDEX TO FINANCIAL STATEMENTS
Page
Independent Auditors' Report	16
Financial Statements for the Years ended February 1, 2003 and February 2, 2002
Balance Sheets	17
Statements of Operations	18
Stockholders' Equity	18
Statements of Cash Flows	18
Notes to Financial Statements	19

MICHAEL F. CRONIN
Certified Public Accountant
1574 Eagle Nest Circle, Winter Springs, FL 32708

Board of Directors and Shareholders
Sun City Industries, Inc.

I have audited the accompanying balance sheets of Sun City Industries, Inc. (a Delaware corporation) as of February 1, 2003 and February 2, 2002 and the related statements of operations, cash flows and stockholders' equity for the years then ended. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun City Industries, Inc. (a Delaware corporation) as of February 1, 2003 and February 2, 2002 and the results of its operations, its cash flows and changes in stockholders' equity for the years then ended in conformity with generally accepted accounting principles.

July 11, 2003

/ s / Michael F. Cronin

Michael F. Cronin
Certified Public Accountant

Sun City Industries, Inc.
Balance Sheets
(Audited)

ASSETS	February 1, 2003	February 2, 2002
Current assets:
Cash	$0	$0
Total current assets	0	0

LIABILITIES AND STOCKHOLDERS' EQUITY
Total liabilities	0	0

Stockholders' equity:
Common stock, $.10 par value; 3,000,000 shares authorized; 2,276,113 shares issued 2003 and 2002	227,612	227,612
Capital in excess of par value	1,041,721	1,041,721
Retained Earnings	1,384,227	1,384,227
	2,653,560	2,653,560
Less: Treasury stock, at cost; 828,214 shares in 2003 and 2002	(2,653,560)	(2,653,560)
Total stockholders' equity	0	0
Total Stockholders' Equity and Liabilities	$0	$0

See Notes to Financial Statements

Sun City Industries, Inc.
Statements of Operations
(Audited)
	Year ended
	February 1, 2003	February 2, 2002
Revenue	$0	$0
Operating expenses
Selling, General and Administrative Expenses	0	0

Income before Income Taxes	0	0
Income Taxes	0	0
Net Income	$0	$0
Basic Net Income per Share	$0	$0
Weighted Average Common Shares Outstanding	1,447,899	1,447,899

See Notes to Financial Statements

Sun City Industries, Inc.
Statements of Changes in Stockholders' Equity
For the Years Ended February 1, 2003 and February 2, 2002

	Common Stock		Additional	Retained	Treasury Stock
	Shares	Amount	Paid-in Capital	Earnings	Shares	Amount
Balance, February 3, 2001	2,276,113	$227,612	$1,041,721	$1,384,227	$1,384,227	$(2,653,560)
Net Income for the year ended February 2, 2002				0
Balance, February 2, 2002	2,276,113	227,612	1,041,721	1,384,227	1,384,227	(2,653,560)
Net income for the year ended February 1, 2003				0
Balance, February 1, 2003	2,276,113	$227,612	$1,041,721	1,384,227	$1,384,227	$(2,653,560)

See Notes to Financial Statements

Sun City Industries, Inc.
Statements of Cash Flows
(Audited)

	February 1, 2003	February 2, 2002
Cash Flow from Operating activities:
Net income	$0	$0
Cash used in Operating Activities	0	0

Change in Cash	0	0
Cash - Beginning of Year	0	0
Cash - End of Year	$0	$0

See Notes to Financial Statements

Sun City Industries, Inc.
Notes to Financial Statements
For the Years Ended February 1, 2003 and February 2, 2002

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

For the years ended February 1, 2003 and February 2, 2002, basic earnings per common share has been computed based upon the weighted average number of common shares outstanding, or 1,447,899, for both periods. The weighted average computation does not include the Company’s treasury stock, which totaled 828,214 shares during the years presented.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Name of Officer/Director	Forms Not Filed
Michael F. Manion	Forms 3

ITEM 10. EXECUTIVE COMPENSATION

Mr. Manion, our sole officer and director, does not receive any compensation, nor is there any employment agreement between the Company and Mr. Manion.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership as of August 11, 2003, by each person owning more than 5% of the Company's common stock and the directors and executive officers, and by all officers and directors, as a group. As of the filing date of this annual report, we know of no other person and no entity that owns more than 5% of the Company's issued and outstanding shares. Subsequent to the completion of the reverse split and capital restructuring a total of 1,068,100 shares are issued and outstanding.

Name and Address of Beneficial Owner	Beneficial Ownership	Percent of Outstanding Shares(a)
Michael F. Manion, CEO and Chairman 1220 Glenmore Drive, Apopka, Florida 32712	1,000,000	93.6%
All Officers and Directors as a Group (one person)	1,000,000	93.6%
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