Form 10QSB
period 2003-05-03
SUN CITY INDUSTRIES INC
filed 2003-08-13
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended: May 3, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1994

For the transition period from:

Commission File Number: 01-06914

SUN CITY INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	59-095077
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

1220 Glenmore Drive, Apopka, Florida	32712
(Address of Principal Executive Offices)	(Zip Code)

(407) 880-2213
(Issuer's telephone number)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [ ] No [X ]

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of the issuer's common equity outstanding as of the latest practicable date: 1,068,100 as of August 11, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUN CITY INDUSTRIES, INC.
Balance Sheets
May 3, 2003 and February 1, 2003
	2003	2002
Assets	(unaudited)
Current assets:
Cash	$0	$0
Total current assets	0	0

Total assets	$0	$0
Liabilities and Stockholders' Equity

Total liabilities	0	0

Stockholders' equity:
Common stock, $0.10 par value.
3,000,000 shares authorized and 2,276,113 shares issued	227,612	227,612
Capital in excess of par value	1,041,721	1,041,721
Retained Earnings	1,384,227	1,384,227
	2,653,560	2,653,560
Less: Treasury stock, at cost; 828,214	(2,653,560)	(2,653,560)
Total Stockholders' Equity	0	0
Total Liabilities and Stockholders' Equity	$0	$0

See Notes to Financial Statements

SUN CITY INDUSTRIES, INC.
Statement of Operations
(unaudited)
	Three months ended
	May 3, 2003	April 27, 2002
Revenues	$0	$0

Selling, general and administrative	0	0

Income before Income Tax	0	0
Income Taxes	0	0

Net income	$0	$0

Basic Net Income Per Share	$0	$0

See Notes to Financial Statements

SUN CITY INDUSTRIES, INC.
Statement of Cash Flows
May 3, 2003 and April 27, 2002
(unaudited)
	Three months ended
	May 3, 2003	April 27, 2002
Cash Flows From Operating Activities:
Net Income	$0	$0
Cash used in Operating Activities	0	0

Change in Cash	0	0
Cash - Beginning of year	0	0
Cash - End of year	$0	$0

See Notes to Financial Statements

Sun City Industries, Inc.
Notes to Interim Financial Statements
May 3, 2003 and April 27, 2002

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

Fiscal Year

The Company’s fiscal year has been the 52/53 week period ending the Saturday nearest to January 31st. In 2003, the date of the year end is February 1st and in 2002, the date of the year end is February 2nd and the ending date for the first quarter is May 3rd in 2003 and April 27th in 2002.

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

For the three months ended May 3, 2003 and April 27, 2002, basic earnings per common share has been computed based upon the weighted average number of common shares outstanding, or 1,447,899, for both periods. The weighted average computation does not include the Company’s treasury stock, which totaled 828,214 shares during the periods presented.

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

Cancellation of Treasury Stock

On June 27, 2003, the Board of Directors cancelled all 828,214 shares of the Company’s treasury stock.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

The following discussion should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Our plan of operation could differ materially from those anticipated in these forward looking statements as a result of any number of factors.

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

General Background and Reports under the Exchange Act

Sun City Industries, Inc., a Delaware corporation, is sometimes referred to herein as "we", "us", "our" and the "Company". The Company was incorporated in Delaware in 1961 as Sun City Dairy Products, Inc. and changed its name to Sun City Industries, Inc. in 1969. The Company originally registered its shares of common stock under the Exchange Act in 1994. As a result of being delinquent in our filing requirements under the Exchange Act, we have filed our past due annual reports on Form 10-KSB for the years ended February 1, 2003 and February 2, 2002, which contain our audited financial statements for the respective periods. We are also filing our past due quarterly reports on Form 10-QSB for the current fiscal year including the periods ended May 3, 2003 and for the transition period ending June 30, 2003. At a board meeting on June 27, 2003 the board approved a change in the Company's fiscal year from the 52 or 53 week period ending nearest to January 31 to a calendar year ending December 31.

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

All our current activities are related to seeking new business opportunities or to enter into a business combination. We will use our limited personnel and financial resources in connection with seeking new business opportunities. It may be expected that entering into a new business opportunity or any business combination will involve the issuance of our shares of common stock.

Liquidity and Capital Resources

During the periods ending June 30, 2003 and May 3, 2003, we raised no funds through the sale of securities. There has been no active trading market in the Company's shares during the period from 1998 when the Company filed under Chapter 11 of the Bankruptcy Code through June 30, 2003. Further, our management has paid expenses of approximately $36,500 on behalf of the Company, principally for accounting and legal fees and expenses associated with the reinstatement of the Company's existence. The Company will record these payments and any additional payments as liabilities to Mr. Manion during the quarter ended September 30, 2003.

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

Item 3. Controls and Procedures

a. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Director, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

b. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

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

(b) The Company filed a Form 8-K on August 8, 2003 with disclosure under Item 1, Change in Control, Item 3, Bankruptcy and Receivership, Item 4, Changes in Registrant's Certifying Accountant and Item 6, Resignation of Directors and Executive Officers. The disclosure under these items are all related to effectuating the authorizations approved in the bankruptcy proceedings.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ Michael F. Manion	President and Director	August 13, 2003
Michael F. Manion

CERTIFICATIONS

I, Michael F. Manion, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Sun City Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report management's conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 13, 2003

Michael F. Manion, President and Director
/s/ Michael F. Manion,
President and Director