Form 10QSB
period 2003-06-30
SUN CITY INDUSTRIES INC
filed 2003-08-13
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended:

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1994

For the transition period ended: June 30, 2003

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUN CITY INDUSTRIES, INC.
Balance Sheets

	June 30, 2003	February 1, 2003
Assets	(unaudited)
Current assets:
Cash	$0	$0
Total current assets	0	0

Total assets	$0	$0
Liabilities and Stockholders' Equity

Total liabilities	0	0

Stockholders' equity:
Common stock, $0.10 par value.
3,000,000 shares authorized; 1,447,899 shares issued at June 30,
and 2,276,113 shares issued at February 1.	144,790	227,612
Capital in excess of par value	740,357	1,041,721
Retained Earnings	(885,147)	1,384,227
	0	2,653,560
Less: Treasury stock, at cost; 0 shares in 2003 and 828,214 shares in 2003	0	(2,653,560)
Total Stockholders' Equity	0	0
Total Liabilities and Stockholders' Equity	$0	$0

See Notes to Financial Statements

SUN CITY INDUSTRIES, INC.
Statement of Operations
(unaudited)

	For the periods		For the periods
	May 4, 2003 to	April 28, 2002 to	February 2, 2003 to	February 3, 2002 to
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenues	$0	$0	$0	$0

Selling, general and administrative	0	0	0	0

Income before Income Tax	0	0	0	0
Income Taxes	0	0	0	0

Net income	$0	$0	$0	$0

Basic Net Income Per Share	$0	$0	$0	$0
Weighted Average Common Shares Outstanding	1,447,899	1,447,899	1,447,899	1,447,899

See Notes to Financial Statements

SUN CITY INDUSTRIES, INC.
Statement of Cash Flows
(unaudited)

	For the periods		For the periods
	May 4, 2003 to	April 28, 2002 to	February 2, 2003 to	February 3, 2002 to
	June 30, 2003	June 30, 2002	May 3, 2003	June 30, 2002
Cash Flows From Operating Activities:
Net Income	$0	$0	$0	$0
Cash used in Operating Activities	0	0	0	0

Change in Cash	0	0	0	0
Cash - Beginning of year	0	0	0	0
Cash - End of year	$0	$0	$0	$0

See Notes to Financial Statements

Sun City Industries, Inc.
Notes to Interim Financial Statements
June 30, 2003 and June 30, 2002

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

Bankruptcy Proceedings

On February 2, 1998, the Company and its subsidiaries filed a petition for Relief and Reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (case no. 98-20679). In March 1998, the bankruptcy proceedings were converted to Chapter 7 for liquidation of the Company’s business. As a result of the conversion of the Company's reorganization, to a case under Chapter 7, the Company's properties were transferred to a United States Trustee on April 9, 1998 and the Company terminated its business operations. During 1998, the Bankruptcy Trustee had disposed of all of the assets of the Company and its subsidiaries.

On June 27, 2003, the U.S. Bankruptcy Court completed the sale of the Sun City corporate shell entity. See Note 6, Subsequent Events.

2. Summary of Significant Policies

The financial statements of the Company include only the accounts of Sun City Industries, Inc., a Delaware corporation. The statements do not include the accounts of the formerly owned and consolidated subsidiaries, as they were sold or liquidated by the Bankruptcy Trustee in 1998. Additionally, as further described in Note 6, Change of Control, the Company’s corporate entity shell was sold by the Trustee. The order issued by the Bankruptcy Court provided that the sale shall also be "free and clear of any and all real or personal property interests, including any interests in Sun City subsidiaries."

Fiscal Year

The Company’s fiscal year had previously been the 52/53 week period ending the Saturday nearest to January 31st. In 2003, the date of the year-end was February 1st and in 2002, the date of the year-end was February 2nd. On June 27, 2003, the Board of Directors approved a change of the fiscal year to December 31st. The interim financial statements have been presented to reflect the changed fiscal year and include the balance sheet as of June 30, 2003 and the statements of operations, cash flows and stockholders’ equity for the short period May 3, 2003 through June 30, 2003.

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

For the quarters ended June 30, 2003 and June 30, 2002, basic earnings per common share has been computed based upon the weighted average number of common shares outstanding, or 1,447,899, for both periods. The weighted average computation excluded the Company’s treasury stock during the periods presented.

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

4. Stock Option Plan

On March 22, 1999, the Bankruptcy court approved an order permitting the Trustee to abandon all employee benefits. Also in connection with the sale of the corporate shell, the Court approved the sale of the Company’s corporate shell entity and stated that "Sun City shall be authorized to cancel and extinguish all common share conversion rights of any kind, including without limitation, warrants and options." See Note 6, Change of Control.

5. Employee Stock Ownership Plan

As a consequence of the Chapter 7 bankruptcy filing, an employee stock ownership plan established in November 1992 (the "ESOP") was terminated. Pursuant to the ESOP, all shares credited to the employee accounts became fully vested and will be distributed to the approximately 60 plan participants.

6. Change of Control

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

Cancellation of Treasury Stock

On June 27, 2003, the Board of Directors cancelled all 828,214 shares of the Company’s treasury stock and reduced capital stock by the par value of the shares cancelled - $82,822. Capital in excess of par value and retained earnings were reduced accordingly and reflect a contraction of the Company’s capital structure in the amount $2,653,560 which was the original cost of the treasury stock. This reduction of capital may have an adverse effect on the Company’s ability to pay dividends in the future pursuant to Delaware law.

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

General Background and Reports under the Exchange Act

Sun City Industries, Inc., a Delaware corporation, is sometimes referred to herein as "we", "us", "our" and the "Company". The Company was incorporated in Delaware in 1961 as Sun City Dairy Products, Inc. and changed its name to Sun City Industries, Inc. in 1969. The Company originally registered its shares of common stock under the Exchange Act in 1934. As a result of being delinquent in our filing requirements under the Exchange Act, we have filed our past due annual reports on Form 10-KSB for the years ended February 1, 2003 and February 2, 2002, which contain our audited financial statements for the respective periods. We are also filing our past due quarterly reports on Form 10-QSB for the current fiscal year including the periods ended May 3, 2003 and for the transition period ending June 30, 2003. At a board meeting on June 27, 2003 the board approved a change in the Company's fiscal year from the 52 or 53 week period ending nearest to January 31 to a calendar year ending December 31.

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
Michael F. Manion

CERTIFICATIONS

I, Michael F. Manion, certify that:

1. I have reviewed this transition report on Form 10-QSB of Sun City Industries, Inc.;

2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

c) presented in this transition report management's conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  I have indicated in this transition report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 13, 2003

Michael F. Manion, President and Director
/s/ Michael F. Manion,
President and Director