Form 10QSB
period 2003-09-30
SUN CITY INDUSTRIES INC
filed 2003-11-13
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1994

For the transition period:

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
State the number of shares outstanding of the issuer's common equity outstanding as of the latest practicable date: 1,051,302 as of September 30, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUN CITY INDUSTRIES, INC.
Balance Sheets

	September 30, 2003	February 1, 2003
Assets	(unaudited)
Current assets:
Cash	$0	$0
Total current assets	0	0

Total assets	$0	$0
Liabilities and Stockholders' Equity

Note Payable to Related Party	$31,396	$0
Total liabilities	31,396	0

Stockholders' Equity:
Common stock, $0.001 par value.
90,000,000 shares authorized; 1,051,302 shares issued at September 30,
and 2,276,113 shares issued at February 1.	1,051	227,612
Capital in excess of par value	885,096	1,041,721
Retained Earnings	(917,543)	1,384,227
	0	2,653,560
Less: Treasury stock, at cost; 0 shares in 2003 and 828,214 shares in 2003	0	(2,653,560)
Total Stockholders' Equity	0	0
Total Liabilities and Stockholders' Equity	$0	$0
See Notes to Financial Statements

SUN CITY INDUSTRIES, INC.
Statement of Operations
(unaudited)

	For the quarters		For the YTD periods
	July 1, 2003 to	July 1, 2002 to	February 2, 2003 to	February 3, 2002 to
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Revenues	$0	$0	$0	$0

Selling, General and Administrative Expenses	32,396	0	32,396	0

Loss before Income Taxes	(32,396)	0	(32,396)	0
Income Taxes	0	0	0	0

Net Loss	$(32,396)	$0	$(32,396)	$0

Basic Net Loss Per Share	$(0.03)	$0	$(0.08)	$0
Weighted Average Common Shares Outstanding	1,051,302	51,302	431,467	51,302
See Notes to Financial Statements

SUN CITY INDUSTRIES, INC.
Statement of Cash Flows
(unaudited)

	For the quarters		For the YTD periods
	July 1, 2003 to	July 1, 2002 to	February 2, 2003 to	February 3, 2002 to
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Cash Flows From Operating Activities:
Net Loss	$(32,396)	$0	$(32,396)	$0
Notes From Related Parties in payment of accounts payable	31,396	0	31,396	0
Cash used in Operating Activities	(1,000)	0	(1,000)	0

Cash Flows From Investing Activities:
Sale of restricted common stock	1,000	0	1,000	0
Cash Provided by Financing Activities	1,000	0	1,000	0

Change in Cash	0	0	0	0
Cash - Beginning	0	0	0	0
Cash - End	$0	$0	$0	$0
See Notes to Financial Statements

Sun City Industries, Inc.
Notes to Interim Financial Statements September 30, 2003

1. Company's History

Background

Sun City Industries, Inc., (the "Company" or "Sun City") was incorporated in Delaware in 1961 as Sun City Dairy Products, Inc., successor to a business founded in 1949. The current name was adopted in 1969. The Company operated as a holding company for various wholly owned subsidiaries that were engaged primarily in the food service marketing and distribution business.

Bankruptcy Proceedings

On February 2, 1998, the Company and its subsidiaries filed a petition for Relief and Reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (case no. 98-20679). In March 1998, the bankruptcy proceedings were converted to Chapter 7 for liquidation of the Company's business. As a result of the conversion of the Company's reorganization, to a case under Chapter 7, the Company's properties were transferred to a United States Trustee on April 9, 1998 and the Company terminated its business operations. During 1998, the Bankruptcy Trustee had disposed of substantially all of the assets of the Company and its subsidiaries.

On June 27, 2003, the U.S. Bankruptcy Court completed the sale of the Sun City corporate shell entity. See Note 6.

2. Summary of Significant Policies

The financial statements of the Company include only the accounts of Sun City Industries, Inc., a Delaware corporation. The statements do not include the accounts of the formerly owned and consolidated subsidiaries, as they were sold or liquidated by the Bankruptcy Trustee in 1998. Additionally, as further described in Note 6, Change of Control, the Company's corporate entity shell was sold by the Trustee. The order issued by the Bankruptcy Court provided that the sale shall also be "free and clear of any and all real or personal property interests, including any interests in Sun City subsidiaries."

Fiscal Year

The Company's fiscal year had previously been the 52/53 week period ending the Saturday nearest to January 31st. In 2003, the date of the year-end was February 1st and in 2002, the date of the year-end was February 2nd. On June 27, 2003, the Board of Directors approved a change of the fiscal year to December 31st. The interim financial statements have been presented to reflect the changed fiscal year and include the balance sheet as of September 30, 2003 and the statements of operations, cash flows and stockholders' equity for the transition period February 2, 2003 through September 30, 2003.

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

For the quarters ended September 30, 2003 and September 30, 2002, basic earnings per common share has been computed based upon the weighted average number of common shares outstanding. The weighted average computation excluded the Company's treasury stock during the periods presented.

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

3. Litigation and Commitments

The Company, prior to its bankruptcy, was a party to numerous lawsuits and claims. As a result of the bankruptcy and the subsequent transfer by the Bankruptcy Trustee of the Company's corporate shell entity free of all liens, claims and encumbrances pursuant to Section 363(f) of the US Bankruptcy Code, the Company is no longer party to any litigation.

The Company is not a party to any leases and does not have any commitments.

4. Stock Option Plan

On March 22, 1999, the Bankruptcy court approved an order permitting the Trustee to abandon all employee benefits. Also in connection with the sale of the corporate shell, the Court approved the sale of the Company's corporate shell entity and stated that "Sun City shall be authorized to cancel and extinguish all common share conversion rights of any kind, including without limitation, warrants and options." See Note 6, Change of Control.

5. Employee Stock Ownership Plan

As a consequence of the Chapter 7 bankruptcy filing, an employee stock ownership plan established in November 1992 (the "ESOP") was terminated. Pursuant to the ESOP, all shares credited to the employee accounts became fully vested and will be distributed to the approximately 60 known plan participants.

6. Change of Control

Purchase of Corporate Shell Entity

On June 27, 2003, the U.S. Bankruptcy Court completed the sale of the Company's corporate shell to Glenin Bay Equity LLC. The court order authorizing the sale provided that the purchased entity be free and clear of liens, claims and encumbrances pursuant to 11 USC Section 363(f) and that the sale was to be free and clear of any and all real or personal property interests, including any interests in Sun City subsidiaries. The court order also provided for an integrated plan of capital restructuring and reorganization with respect to the continuing existence of the corporation, and that upon closing: the existing directors of the Company have been deemed removed from office; the purchaser has appointed a single and sole member to the Company's Board of Directors who has been authorized to amend the Company's Certificate of Incorporation to increase the authorized common stock to 90,000,000 shares and to decrease the par value of the Company's common stock from $0.10 to $0.001; to issue 1,000,000 shares of common stock, par value $0.001 to the new management of the Company, which has been appointed by the newly-constituted Board of Directors; to implement a 1-for-100 reverse split with fractions rounded up to the next whole 100 shares; to cancel and extinguish all common share conversion rights of any kind, including without limitation, warrants, options, convertible bonds, other convertible debt instruments and convertible preferred stocks; to cancel and extinguish all preferred shares of every series and accompanying conversion rights of any kind including, without limitation, warrants, options, convertible bonds, and other convertible debt instruments with respect to any preferred shares.

Reinstatement of Corporate Charter

As a result of the failure of the Company to pay franchise taxes to the State of Delaware, the Company's charter was revoked as of November 19, 1999. On May 27, 2003, the purchaser of the Company's corporate shell entity filed a Certificate of Revival and Restoration of the Company's Certificate of Incorporation together with payment of taxes. As a result, the Company's charter has been reinstated and the Company is now in good standing under Delaware law.

Cancellation of Treasury Stock

On June 27, 2003, the Board of Directors cancelled all 828,214 shares of the Company's treasury stock and reduced capital stock by the par value of the shares cancelled - $82,822. Capital in excess of par value and retained earnings were reduced accordingly and reflect a contraction of the Company's capital structure in the amount $2,653,560 which was the original cost of the treasury stock. This reduction of capital may have an adverse effect on the Company's ability to pay dividends in the future pursuant to Delaware law.

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

Completion of Capital Restructuring

On August 20, 2003, the one for hundred reverse stock split of the Company's common stock was deemed effective and the trading symbol was changed from SNID to SCII. The resultant number of shares issued and outstanding as of the date of this filing is 1,051,302. There are 90,000,000 shares of post reverse split  common stock authorized with a par value of $.001. The new CUSIP number for the Company's common stock is 866665 201.

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

General Background and Reports under the Exchange Act

Sun City Industries, Inc., a Delaware corporation, is sometimes referred to herein as "we", "us", "our" and the "Company". The Company was incorporated in Delaware in 1961 as Sun City Dairy Products, Inc. and changed its name to Sun City Industries, Inc. in 1969. The Company originally registered its shares of common stock under the Exchange Act. As a result of being delinquent in our filing requirements under the Exchange Act, we filed our past due annual reports on Form 10-KSB for the years ended February 1, 2003 and February 2, 2002, containing our audited financial statements for the respective periods. We also filed our past due quarterly reports on Form 10-QSB for the current fiscal year including the periods ended May 3, 2003 and for the transition period ending June 30, 2003. At a board meeting on June 27, 2003 the board approved a change in the Company's fiscal year from the 52 or 53 week period ending nearest to January 31 to a calendar year ending December 31.

In February 1998, the Company and its subsidiaries filed a petition for Relief and Reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (case no. 98-20679). In March 1998, the bankruptcy proceedings were converted to Chapter 7 for liquidation of the Company's business. As a result of the conversion of the Company's reorganization to Chapter 7, the Company's properties were transferred to a United States Trustee on April 9, 1998 and the Company terminated its business operations. During 1998, the Bankruptcy Trustee had disposed of substantially all of the assets of the Company and its subsidiaries. On March 5, 2003, the Trustee for the Estate of Sun City Industries, Inc. in proceedings under Chapter 7 of US Bankruptcy Code and Glenin Bay Equity LLC, a Florida limited liability company, entered into a contract for the purchase and sale of the Sun City Industries, Inc. corporate shell. On June 27, 2003, the U.S. Bankruptcy Court completed the sale of the Sun City corporate entity.

Change in Control following Bankruptcy

On June 27, 2003, the U.S. Bankruptcy Court completed the sale of the Company and authorized a change in control to Glenin Bay Equity LLC. The court order that authorized the sale provided that the Company was free and clear of liens, claims and encumbrances pursuant to 11 USC Section 363(f) and that the sale was free and clear of any and all real or personal property interests, including any interests in Sun City subsidiaries. The court order also provided for an integrated plan of capital restructuring and reorganization with respect to the continuing existence of the corporation in connection with the Glenin Bay transaction, and ordered that: (i) at closing the former directors of the Company were deemed removed from office; (ii) Glenin Bay, as purchaser, was authorized to appoint a single and sole member to the Company's Board of Directors; (iii) the Company was authorized to amend the Company's Certificate of Incorporation to increase the number of authorized shares to 90,000,000 shares and to decrease the par value of the Company's common stock from $0.10 to $0.001; (iv) the Company was authorized to issue up to 1,000,000 shares of common stock, par value $0.001 to the new management of the Company, who was appointed by the newly-constituted Board of Directors; (v) the Company implement a 1-for-100 reverse split with resulting odd lots and fractions rounded up to the next whole 100 shares; (vi) the Company cancel and extinguish all common share conversion rights of any kind, including without limitation, warrants, options, convertible bonds, other convertible debt instruments and convertible preferred stocks; (vii) the Company cancel and extinguish all preferred shares of every series and accompanying conversion rights of any kind including, without limitation, warrants, options, convertible bonds, and other convertible debt instruments with respect to any preferred shares.

In connection with the change in control in June 2003, Michael F. Manion became our sole officer and director on June 27, 2003.

As of the date of this filing, Mr. Manion has paid for the benefit of the Company a total of approximately $32,000, which monies have been applied to pay expenses, including accounting fees, reinstatement fees, and legal and professional fees related to the preparation and filing of our reports under the Exchange Act. While we are dependent upon limited interim payments made on behalf of the Company by Mr. Manion to pay professional fees, we have no written finance agreement with Mr. Manion to provide any continued funding.

All our current activities are related to seeking new business opportunities or to enter into a business combination. We will use our limited personnel and financial resources in connection with seeking new business opportunities. It may be expected that entering into a new business opportunity or any business combination will involve the issuance of our shares of common stock.

Liquidity and Capital Resources

During the three-month period ending September 30, 2003, we raised no funds through the sale of securities. There has been no active trading market in the Company's shares during the period from 1998 when the Company filed under Chapter 11 of the Bankruptcy Code through September 30, 2003. Further, our management has paid expenses of approximately $32,000 on behalf of the Company, principally for accounting and legal fees and expenses associated with the reinstatement of the Company's existence and the filing of Exchange Act reports. The Company recorded these payments as liabilities to Mr. Manion during the quarter ended September 30, 2003.

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

Item 3.    Controls and Procedures

a. Within the 90 days prior to the date of this report, the Company's president, sole director carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's president, sole director concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

b. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

In August 2003, the Company issued 1,000,000 post reverse split restricted common stock to the Company's President pursuant to Section 4(2), which issuance was authorized by a Court Order signed June 16, 2003. See exhibit 2(i) attached to Registrant's Form 8-K filed on August 8, 2003.

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

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ Michael F. Manion	President and Director	November 13, 2003
Michael F. Manion

Certification of Michael F. Manion, President of Sun City Industries, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002.

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

4. As the registrant's certifying officer,  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to the undersigned by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report management's conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.  I have disclosed, based on my most recent evaluation, to the registrant's auditors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management who have a significant role in the registrant's internal controls; and

6.  I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2003

Michael F. Manion, President and Director
/s/ Michael F. Manion,
President and Director

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Michael F. Manion, President of Sun City Industries, Inc., a Delaware corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this quarterly report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934:

Quarterly Report of Form 10-QSB for the period ended September 30, 2003.

The undersigned certifies that the above periodic report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of Sun City Industries, Inc. and results of its operations.

By:/s/ Michael F. Manion
Michael F. Manion, President and Director