Form 10KSB
period 2003-12-31
SUN CITY INDUSTRIES INC
filed 2004-02-10
CIK 95302

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]      Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2003

or

[  ]      Transitional Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

01-06914

Commission file number

SUN CITY INDUSTRIES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	59-0950777

(State of incorporation)	(IRS Employer Identification Number)

1220 Glenmore Drive, Apopka, Florida 32712

(Address of principal executive office)

(407) 880-2213

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

(Title of Class)

Check whether the issuer:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports)
Yes [X] No[ ]

and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for its most recent fiscal year: None

As of February 9, 2003 and after giving effect to a 1-for-100 reverse split to holders of record August 20, 2003, there were 1,056,802 shares of the issuer's common stock issued and outstanding. Affiliates of the Issuer own 1,000,000 restricted shares of common stock(*). During the past two years there has been no active trading market in the Issuer's shares.

The estimated value of the common equity held by non-affiliates as of February 9, 2003 is $14,200.

DOCUMENTS INCORPORATED BY REFERENCE:

There are no documents incorporated by reference in this Annual Report on Form 10-KSB other than as set forth in Part III, Item 13.

(*) Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer’s common stock, both of record and beneficially.

TABLE OF CONTENTS

PART I
Item 1. Description of Business
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

PART II
Item 5. Market for Common Equity and Related Stockholder Matters
Item 6. Management's Discussion and Analysis
Item 7. Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A. Controls and Procedures

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K
Item 14. Principal Accountant Fees and Services

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

Since the change in control, the company has brought current its filing requirements under the Exchange Act by filing our past due annual reports on Form 10-KSB for the years ended February 1, 2003 and February 2, 2002, which contain our audited financial statements for the respective periods. We have also filed our quarterly reports on Form 10-QSB for the current fiscal year including the periods ended May 3, 2003 and for the transition period ending June 30, 2003 and the quarter ending September 30, 2003. At a board meeting on June 27, 2003 the board approved a change in the Company's fiscal year from the 52/53 week period ending nearest to January 31 to a calendar year ending December 31.

Change in Control following Bankruptcy

On June 27, 2003, the U.S. Bankruptcy Court completed the sale of the Company and authorized a change in control to Glenin Bay Equity LLC. The court order that authorized the sale provided that the Company was free and clear of liens, claims and encumbrances pursuant to 11 USC Section 363(f) and that the sale was free and clear of any and all real or personal property interests, including any interests in Sun City subsidiaries. The court order also provided for an integrated plan of capital restructuring and reorganization with respect to the continuing existence of the corporation in connection with the Glenin Bay transaction, and that: (i) at closing the former directors of the Company were deemed removed from office; (ii) Glenin Bay, as purchaser, was authorized to appoint a single and sole member to the Company’s Board of Directors; (iii) the Company was authorized to amend the Company’s Certificate of Incorporation to increase the number of authorized shares to 90,000,000 shares and to decrease the par value of the Company’s common stock from $0.10 to $0.001; (iv) the Company was authorized to issue up to 1,000,000 shares of common stock, par value $0.001, to the new management of the Company, who was appointed by the newly-constituted Board of Directors; (v) to implement a 1-for-100 reverse split with resulting odd lots and fractions rounded up to the next whole 100 shares; (vi) to cancel and extinguish all common share conversion rights of any kind, including without limitation, warrants, options, convertible bonds, other convertible debt instruments and convertible preferred stocks; (vii) to cancel and extinguish all preferred shares of every series and accompanying conversion rights of any kind including, without limitation, warrants, options, convertible bonds, and other convertible debt instruments with respect to any preferred shares.

In connection with the change in control in June 2003, Michael F. Manion became our sole officer and director on June 27, 2003. During August 2003 Mr. Manion was issued 1,000,000 post-reverse split shares of common stock, par value $.001, bearing a restrictive legend.

As of December 31,2003, Mr. Manion paid, for the benefit of the Company, a total of $41,308, which was applied principally to pay expenses, including accounting fees, reinstatement fees, and legal and professional fees related to the preparation and filing of our reports under the Exchange Act. While we are dependent upon limited interim payments made on behalf of the Company by Mr. Manion to pay professional fees, we have no written finance agreement with Mr. Manion to provide any continued funding.

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

Our common stock previously traded on the American Stock Exchange under the symbol “SNI.” In 1997 the company did not fully satisfy the exchange guidelines for continued listing and trading was suspended. From the period following our filing of the bankruptcy petition to August 20, 2003 the effective date of the Court ordered reverse stock split,  the common stock had been subject to quotation on the pink sheets under the symbol “SNID.” Since August 20, 2003 our common stock has been subject to quotation on the pink sheets under the symbol SCII and currently there is no active trading market in our shares. There can be no assurance that there will be an active trading market for our securities following the consummation of a new prospective business. Further, in the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

At December 31, 2003, our sole officer and director owned 1,000,000 shares of common stock or 94.6% of our issued and outstanding shares.

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

The time and costs required to pursue new business opportunities or to seek to acquire other businesses, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws cannot be ascertained with any degree of certainty.

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

The Company believes that it is current in its reporting obligations under the Exchange Act. Pursuant to Section 13 and 15(d) of the Exchange Act, in the event significant acquisitions take place, we will also be required to file reports with the SEC which will include certified financial statements for the acquired company covering the most recent two pre-acquisition fiscal years. Consequently, acquisition prospects that do not have or are unable to obtain the required certified financial statements will not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

Various impediments to an acquisition of a business or company or a merger may arise such as appraisal rights afforded to the shareholders of a prospective acquisition under the laws of the state under which the prospective business is organized. This may prove to be a deterrent to a particular business combination. In addition, under the laws of the State of Delaware, a business combination, including a merger or share exchange, generally requires the approval by a majority of all votes entitled to vote.

Selection of a Target Business and Structuring of a Business Combination

Mr. Manion is a control shareholder, owning 1,000,000 or 94.6% of our issued and outstanding shares. As a result, Mr. Manion will have substantial flexibility in identifying and selecting a prospective target business. See "Business Experience of Management" below as well as Part I, Item 4, "Security Ownership of Certain Beneficial Owners and Management" and Item 5, "Directors, Executive Officers, Promoters and Control Persons". We will be almost entirely dependent on the judgment of Mr. Manion in connection with the selection of a target business. In evaluating a prospective target business, we will consider, among other factors, the following: (i) costs associated with effecting a transaction; (ii) equity interest in and opportunity to control the prospective candidate, if any; (iii) growth potential of the candidate; (iv) experience and skill of management and availability of additional personnel; (v) capital requirements necessary; (vi) the prospective candidate's competitive position; (vii) stage of development of the business opportunity; (viii) the market acceptance of the business, products or services; (ix) proprietary features and degree of intellectual property; (x) the availability of audited financial statements of the any potential business opportunity; and (xi) the regulatory environment that may be applicable to any prospective business.

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

Conflicts of Interest

Our sole officer/director is not required to commit his full time to our affairs. As a result, the consummation of a business combination may require a greater period of time than if he would devote his full time to our affairs. However, our officer/director, in his sole discretion, shall be responsible for conducting our business and affairs, including the evaluation of potential target businesses and the negotiation and consummation of a business combination and he is not precluded from serving as an officer or director of any other entity that is engaged in business efforts similar to those of the Company. See "Business Experience of Principal". As a result, the amount of time devoted to our business and affairs may vary significantly, depending upon, among other things, whether we have identified a target business or are engaged in active negotiation and consummation of a business combination. Management has not identified and is not currently negotiating a business combination for us. In the future, management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct, including seeking potential business combinations. In such event, management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a corporation incorporated under the laws of the State of Delaware, which is where we are incorporated, are required to present certain business opportunities to such corporation. Accordingly, in the event that our officer/director develops multiple business affiliations, he may have similar legal obligations to present certain business opportunities to multiple entities. There can be no assurance that any conflicts will be resolved in our favor. Further, neither the Company nor management intends to enter into a transaction with a target business that is affiliated with management.

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

LIMITED RESOURCES; NO PRESENT SOURCE OF REVENUES
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

ABSENCE OF SUBSTANTIVE DISCLOSURE RELATING TO PROSPECTIVE BUSINESS
As of the period covered by this annual report, we have not yet identified any prospective business or industry in which we may seek to become involved. Accordingly, shareholders and any person contemplating any investment in our shares, in the event that an active trading market commences, of which there can be no assurance, have no substantive information concerning consummation of any prospective business acquisition. There can be no assurance that any prospective business which we may enter into will ultimately prove to be more favorable to shareholders than any other investment, if such opportunity were available, to shareholders and investors.

THERE IS NO ACTIVE MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED
Our common stock previously traded on the American Stock Exchange under the symbol SNI. In 1997 the company did not fully satisfy the exchange guidelines for continued listing and trading was suspended. From the period following our filing of the bankruptcy petition to August 20, 2003, the effective date of the 1-for-100 reverse stock split, the common stock had been subject to quotation on the pink sheets under the symbol “SNID”. Since August 20, 2003 our common stock has quoted on the pink sheets under the symbol “SCII” and currently there is no active trading market in our shares.  There can be no assurance that there will be an active trading market for our securities following the establishment of a new prospective business. Further, in the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION
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

ADDITIONAL FINANCING REQUIREMENTS
Due to the fact that we have no revenues, we are entirely dependent upon the willingness of our officer/director to fund the costs associated with compliance with the reporting requirements under the Exchange Act, and other administrative costs associated with our corporate existence. As of December 31,2003, our officer/director had paid $41,308 related to accounting and legal expenses and other expenses related to the corporate existence. Because of our limited financial resources, we may depend upon the willingness of third parties to provide services to us in exchange for restricted common stock in lieu of cash compensation. We may not generate any revenues until the consummation of a business combination or our commencement of new business operations. We anticipate that we will have available to us sufficient resources, however limited, to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until we commence business operations or enter into a business combination. In the event that our available resources from our management prove to be insufficient for the purpose of commencing operations through a business combination or otherwise, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to commence operations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. We do not have any written agreement with Mr. Manion to continue to pay our operating expenses.

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

Most of the accepted manuals are those published by Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

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

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES
Our Certificate of Incorporation, as amended, authorizes the issuance of 90,000,000 shares of common stock, par value $0.001. As of February 9, 2004, we have 1,056,802 shares issued and outstanding. We may issue additional shares for services or in connection with our intention to pursue new business opportunities or enter into a business combination. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. Additionally, if we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Company may occur. Furthermore, the issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences, of which there can be no assurance.

COMPLIANCE WITH PENNY STOCK RULES
Our securities will be considered a "penny stock" as defined in the Exchange Act and the rules thereunder, unless the price of our shares of common stock is at least $5.00. It may be expected that our share price will be less than $5.00. Unless our common stock is otherwise excluded from the definition of "penny stock," the penny stock rules apply. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements, if applicable, could result in reduction in the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) Market Information

Our common stock currently is subject to quotation on the pink sheets under the symbol “SCII.” The common stock started trading under the symbol “SCII” on August 20, 2003, the effective date of the 1-for-100 reverse stock split. There is no active trading market in our shares. There can be no assurance that there will be an active trading market for our securities following the consummation of a new prospective business. Further, in the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Our common stock originally was traded on the American Stock Exchange under the symbol "SNI.” In 1997, the Company did not fully satisfy the exchange guidelines for continued listing and trading was suspended. Following delisting and up to August 20, 2003, our common stock was quoted from time to time on the pink sheets under the symbol “SNID.” However, we do not believe that there has been any active trading market in the Company's common stock from 1998 through February 9, 2004.

(B) Holders of Common Stock

At December 31, 2003, there were approximately 74 holders of record of the Company's common stock and an additional approximately 450 beneficial holders.

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

Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities sold by the Company during the past three years, including the dates and amounts of securities sold; the persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received. During 2001 and 2002, the Company did not issue or sell any restricted shares. In connection with the Company emerging from bankruptcy in June 2003, and pursuant to the order of the Bankruptcy Court dated June 16, 2003, the Company has authorized and issued 1,000,000 shares to Mr. Manion. The court authorized a 1-for-100 reverse split of the issued and outstanding shares prior to the issuance of 1,000,000 shares to Mr. Manion. The court authorized reverse split also provided that all odd lot and fractional shares resulting from the reverse split shall be rounded up to the next full 100 shares (example 500 pre-split shares shall be 5 shares and shall be rounded up to 100 shares and 50,500 pre-split shares shall equal 505 shares which shall be rounded up to 600 shares. See Order of Bankruptcy Court for Plan of Reorganization filed as exhibit 2(i) to the Company's Form 8-K filed August 8, 2003. In December 2003 the company completed the issuance of 5,500 shares to the 55 individuals who were known to be vested in the Company’s ESOP plan on the date the company filed for bankruptcy.

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

Overview
 Our current activities are related to seeking new business opportunities or to enter into a business combination. We will use our limited personnel and financial resources in connection with seeking new business opportunities. It may be expected that entering into a new business opportunity or any business combination will involve the issuance of our shares of common stock. At December 31, 2003 and February 1, 2003 we had no cash and no other assets.

Liquidity and Capital Resources

During the fiscal years ended December 31, 2003 and February 1, 2003, we raised no funds through the sale of securities. There has been no active trading market in the Company's shares since the Company filed under Chapter 11 of the Bankruptcy Code. Further, Mr. Manion has paid expenses of approximately $41,308 on behalf of the Company, principally for accounting and legal fees and expenses associated with the reinstatement of the Company's existence. The Company has recorded these payments as a liability to Mr. Manion.

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

ITEM 7. FINANCIAL STATEMENTS

Our audited financial statements for the fiscal periods ended Deceber 31, 2003 and February 1, 2003 follow Item 14, beginning with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.

As of the end of the period covered by this report, the Company's President and Director evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company's President and Director concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

At present, we have one officer and director. There is no staggered term for directors.

The following table sets forth the name, age and position held with respect to our directors and executive officers:

Name	Age	Positions
Michael F. Manion	53	President and Director

Michael F. Manion, 53, has been President and Director of Sun City Industries Inc. since being appointed at a Board meeting held June 27, 2003. The meeting and the appointment were expressly authorized in a US Federal Bankruptcy Court Southern District of Florida Court Order approving the purchase of and the equity restructuring of the Sun City Industries Inc. corporate shell. Mr. Manion has experience in evaluating and analyzing bankrupt public corporations for appropriateness as potential candidates for a plan of restoration whereby the compliance and reporting deficiencies of the corporation are remedied. Mr. Manion has experience in implementing the restoration process. Mr. Manion has had experience in negotiating the acquisition and control of another public company that emerged from bankruptcy, the Enchanted Village Inc., a Delaware corporation. He was elected to its Board of Directors on June 18, 2002. As an integral part of the plan of restoration for that bankrupt corporation the board adopted an amendment to the Company’s charter documents to provide for a single member Board of Directors. And upon adoption Mr. Manion and another board member resigned. From April 1996 through March 2001, Mr. Manion was employed by Continental Capital and Equity Corporation a privately held financial advertising entity. Since March 2001 Mr. Manion has been an entrepreneur developing a database of publicly held corporations that have declared bankruptcy. He is a cum laude graduate of the Wharton School of Business at the University of Pennsylvania.

AUDIT COMMITTEE

We do not have an audit committee. Our Board of Directors serves as our audit committee. As we add directors to our board, we plan to consider the formation of an audit committee. We have no other committees of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Name of Officer/Director	Forms Filed
Michael F. Manion	Form 3

CODE OF ETHICS

We have adopted a Code of Ethics for all of our employees, directors and officers. It is attached to this annual report as Exhibit 14.1.

ITEM 10. EXECUTIVE COMPENSATION

Mr. Manion, our sole officer and director, does not receive any compensation, nor is there any employment agreement between the Company and Mr. Manion.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership as of February 9, 2004, by each person owning more than 5% of the Company's common stock and the directors and executive officers, and by all officers and directors, as a group. As of the filing date of this annual report, we know of no other person and no entity that owns more than 5% of the Company's issued and outstanding shares. Subsequent to the completion of the 1-for- 100 reverse split effective August 20, 2003 and the capital restructuring, a total of 1,056,802 shares are issued and outstanding.

Name and Address of Beneficial Owner	Beneficial Ownership	Percent of Outstanding Shares(a)
Michael F. Manion, President and Director 1220 Glenmore Drive, Apopka, Florida 32712	1,000,000	94.6%
All Officers and Directors as a Group (one person)	1,000,000	94.6%
(a) Based on 1,056,802 shares of Common Stock outstanding following the reverse split and capital restructuring.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2003, Mr. Manion, the Company’s president and director, had paid, on behalf of  the Company, a total of $41,308, which has been applied principally to pay expenses, including accounting fees, reinstatement fees, and legal and professional fees related to the preparation and filing of reports under the Exchange Act. The Company has executed a promissory note for the amount of the advances. The note is non-interest bearing and due on demand.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit No.	Description
14.1	Code of Ethics
31.1	Certification -18 USC 1350 Section 302
32.1	Certification – 18USC 1350 Section 906

(B) Reports on Form 8-K

The Company filed a Report on Form 8-K on August 8, 2003 with disclosure under Item 1, Change in Control, Item 3, Bankruptcy and Receivership, Item 4, Changes in Registrant's Certifying Accountant and Item 6, Resignation of Directors and Executive Officers. The disclosures under these items are all related to effecting the authorizations approved in the bankruptcy proceedings.

There were no Reports filed on Form 8-K during the three months ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Michael F. Cronin, CPA was engaged in August 2003 to audit the Company’s financial statements for the years ended February 2, 2002; February 1, 2003; and December 31, 2003. The only professional services rendered, by Michael F. Cronin, CPA to the Company, were audit services. Mr. Cronin billed and was paid $7,500 in the year ended December 31, 2003.  Michael F. Cronin, CPA has not provided audit-related services, tax services or other services to the Company.

SUN CITY INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS
Independent Auditor's Report	F-2
Financial Statements:
Balance Sheets as of December 31, 2003 and February 1, 2003	F-3
Statements of Operations for the Periods Ended December 31, 2003 and February 1, 2003	F-4
Statements of Changes in Stockholders' Deficit for the Period February 3, 2001 through December 31, 2003	F-5
Statements of Cash Flows for the Period Ended December 31, 2003 and February 1, 2003	F-6
Notes to Financial Statements	F-7

Michael F. Cronin
Certified Public Accountant
 687 Lee Road, Suite 201
Rochester, NY 14606

Board of Directors and Shareholders
Sun City Industries, Inc.
Apopka, Florida

I have audited the accompanying balance sheets of Sun City Industries, Inc., a Delaware corporation, (the "Company") as of December 31, 2003 and February 1, 2003 and the related statements of operations, stockholders' deficit and cash flows for the periods then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun City Industries, Inc.,  as of December 31, 2003 and February 1, 2003 and the results of its operations, its cash flows and changes in stockholders’ deficit for the periods then ended in conformity with accounting principles generally accepted in the United States.

January 24, 2004

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant

Sun City Industries, Inc. Balance Sheet
	December 31, 2003	February 1, 2003

ASSETS
Current Assets:
Cash	$0	$0

Total Current Assets	0	0

Total Assets	0	0

LIABILITIES and STOCKHOLDERS' DEFICIT

Current Liabilities:
Note Payable – Related Party	41,308	0

Total Current Liabilities	41,308	0

Total Liabilities	41,308	0

Stockholders' Equity:
Common stock,
$0.001 par value 90,000,000 shares authorized;
1,056,802 shares issued – December 31	1,057
$0.10 par value 3,000,000 shares authorized:
2,276,1113 shares issued – February 1		227,612
Capital in excess of par value	885,090	1,041,721
Retained Earnings (Accumulated Deficit)	(927,185)	1,384,227

	(41,308)	2,653,560
Less: Treasury stock, at cost;
-0- shares – December and 828,214 shares - February	0	(2,653,560)

Total Stockholders' Deficit	(41,308)	0

Total Liabilities and Stockholders' Deficit	$0	$0

See Notes to Financial Statements

Sun City Industries, Inc. Statement of Operations
	For the periods
	February 2, 2003 to December 31, 2003	February 3, 2002 to February 1, 2003

Revenue	$0		$0

Selling, General and Administrative Expenses	42,038		0

Loss before Income Taxes	(42,038)		0
Income Taxes	0		0

Net Loss	$(42,038)		$0

Basic Net Loss per Share	$(0.09)	$	NIL

Weighted Average Common Shares Outstanding	459,204		56,802

See Notes to Financial Statements

SUN CITY INDUSTRIES, INC. Statement of Changes in Stockholders' Deficit For the Period February 3, 2001 through December 31, 2003
	Common Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock
	Shares	Amount			Shares	Amount

Balance, February 3, 2001	2,276,113	$227,612	$1,041,721	$1,384,227	(828,214)	$(2,653,560)

Net Income for the year ended February 2, 2002				0

Balance, February 2, 2002	2,276,113	227,612	1,041,721	1,384,227	(828,214)	(2,653,560)

Net income for the year ended February 1, 2003				0

Balance, February 1, 2003	2,276,113	227,612	1,041,721	1,384,227	(828,214)	(2,653,560)

Cancel treasury stock	(828,214)	(82,822)	(301,364)	(2,269,374)	828,214	2,653,560

Reduce shares due to reverse split (1-for-100) and round-up of fractions to next whole 100 shares	(1,391,097)	(144,733)	144,733

Issue Shares	1,000,000	1,000

Net loss for the period ended December 31, 2003				(42,038)

Balance, December 31, 2003	1,056,802	$1,057	$885,090	$(927,185)	0	$0

See Notes to Financial Statements

Sun City Industries, Inc. Statement of Cash Flows

	For the periods
	February 2, 2003 to December 31, 2003	February 3, 2002 to February 1, 2003

Cash Flows from :Operating Activities
Net Loss	$(42,038)	$0
Notes from Related Parties in payment of accounts payable	41,038	0

Cash used in Operating Activities	1,000	0

Cash Flows from Financing Activities Sales of restricted common stock	1,000	0

Cash provided by Financing Activities	1,000	0

Change in Cash	0	0
Cash – Beginning	0	0

Cash – End	$0	$0

See Notes to Financial Statements

Sun City Industries, Inc.
 Notes to Financial Statements
December 31, 2003 and February 1, 2003

1.         Company’s History

Background

Sun City Industries, Inc., (the “Company” or “Sun City”) was incorporated in Delaware in 1961 as Sun City Dairy Products, Inc., successor to a business founded in 1949. The current name was adopted in 1969.  The Company operated as a holding company for various wholly owned subsidiaries that were engaged primarily in the food service marketing and distribution business.

Bankruptcy Proceedings

On February 2, 1998, the Company and its subsidiaries filed a petition for Relief and Reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (case no. 98-20679). In March 1998, the bankruptcy proceedings were converted to Chapter 7 for liquidation of the Company’s business. As a result of the conversion of the Company's reorganization, to a case under Chapter 7, the Company's properties were transferred to a United States Trustee on April 9, 1998 and the Company terminated its business operations. During 1998, the Bankruptcy Trustee disposed of substantially all of the assets of the Company and its subsidiaries.

On June 27, 2003, the U.S. Bankruptcy Court completed the sale of the Sun City corporate shell entity. See Note 7, Change of Control.

2.         Summary of Significant Policies

The financial statements of the Company include only the accounts of Sun City Industries, Inc., a Delaware corporation. The statements do not include the accounts of the formerly owned and consolidated subsidiaries, as they were sold or liquidated by the Bankruptcy Trustee in 1998. Additionally, as further described in Note 7, Change of Control, the Company’s corporate entity shell was sold by the Trustee. The order issued by the Bankruptcy Court provided that the sale shall also be “free and clear of any and all real or personal property interests, including any interests in Sun City subsidiaries.”

Fiscal Year

The Company’s fiscal year had previously been the 52/53 week period ending the Saturday nearest to January 31st.  On June 27, 2003, the Board of Directors approved a change of the fiscal year to December 31st. The financial statements have been presented to reflect the changed fiscal year and include the balance sheets as of December 31, 2003 and as of the previous year’s ending date, February 1, 2003.  The statements of operations, cash flows and stockholders’ deficit likewise reflect the changed fiscal year and are presented for the period February 2, 2003 through December 31, 2003 and for the prior fiscal year beginning February 3, 2002 and ending February 1, 2003.

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

For the years ended December 31, 2003 and February 1, 2003, basic earnings per common share has been computed based upon the weighted average number of common shares outstanding; 459,204 for the period ended December 31, 2003 and 56,802, for the year ended  February 1, 2003.  The weighted average computation excluded the Company’s treasury stock and was retroactively adjusted to reflect the 1-for-100 reverse stock split and fraction round-up to the nearest whole 100 shares.

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

SFAS 143 is expected to improve financial reporting because all asset retirement obligations that fall within the scope of this Statement and their related asset retirement cost will be accounted for consistently and financial statements of different entities will be more comparable. As provided for in SFAS 143, the Company has adopted this statement.

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

SFAS 144 is expected to improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. As provided for in SFAS 144, the Company has adpoted this statement.

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

4.         Stock Option Plan

On March 22, 1999, the Bankruptcy court approved an order permitting the Trustee to abandon all employee benefits. Also in connection with the sale of the corporate shell, the Court approved the sale of the Company’s corporate shell entity and stated that “Sun City shall be authorized to cancel and extinguish all common share conversion rights of any kind, including without limitation, warrants and options.” See Note 7, Change of Control.

5.         Employee Stock Ownership Plan

As a consequence of the Chapter 7 bankruptcy filing, an employee stock ownership plan established in November 1992 (the “ESOP”) was terminated. Pursuant to the ESOP, all shares credited to the employee accounts became fully vested and were distributed to 55 plan participants.

6.         Related Party Transactions

As of December 31, 2003, the Company’s president/director had paid, on behalf of the Company, a total of $41,308, which has been applied principally to pay expenses, including accounting fees, reinstatement fees, and legal and professional fees related to the preparation and filing of reports under the Securities Exchange Act. The Company has executed a promissory note for the amount of the advances. The note payable is non-interest bearing and due on demand.

7.         Change of Control

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

Reinstatement of Corporate Charter

As a result of the failure of the Company to pay franchise taxes to the State of Delaware, the Company’s charter was revoked as of November 19, 1999. On May 27, 2003, the purchaser of the Company’s corporate shell entity filed a Certificate of Revival and Restoration of the Company's Certificate of Incorporation together with payment of taxes. As a result, the Company’s charter has been reinstated and the Company is in good standing under Delaware law.

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

Corporate Action and Completion of Capital Restructuring

On June 27, 2003, the Board of Directors authorized and commenced the implementation of the court approved amendment of the certificate of incorporation that provided for: the increase of authorized common stock to 90,000,000 shares; the change of par value to $0.001 and the 1-for-100 reverse split of the common stock; the issuance of 1,000,000 shares to new management; and the development of a plan to pursue a merger with a private company seeking to become a public company by merging with Sun City.

On August 20, 2003, the 1-for-100 reverse split of the Company's common stock was deemed effective. Also on August 20, 2003, pursuant to the court order, the Company issued to its president 1,000,000 shares of restricted post-reverse split common stock for $1,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sun City Industries, Inc.

By: /s/ Michael F. Manion
Michael F. Manion, President and Sole Director
Apopka, FL
Dated: February 9, 2004