Form 10QSB
period 2004-03-31
SUN CITY INDUSTRIES INC
filed 2004-04-12
CIK 95302

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Applicable only to corporate issuers
As of April 8, 2004 (the most recent practicable date), there were 1,056,802 shares of the issuer's Common Stock, $0.001 par value per share, outstanding.
Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

SUN CITY INDUSTRIES, INC. FORM 10-QSB TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements
Item 2	Management's Discussion and Plan of Operation
Item 3	Controls and Procedures

PART II	OTHER INFORMATION
Item 5	Other Matters
Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Sun City Industries, Inc. Balance Sheet
	March 31, 2004 (unaudited)	December 31, 2003

ASSETS
Current Assets:
Cash	$0	$0

Total Current Assets	0	0

Total Assets	0	0

LIABILITIES and STOCKHOLDERS' DEFICIT

Current Liabilities:
Note Payable – Related Party	46,875	41,038

Total Current Liabilities	46,875	41,038

Total Liabilities	46,875	41,038

Stockholders' Equity:
Common stock,
$0.001 par value 90,000,000 shares authorized; 1,056,802 shares issued	1,057	1,057
Capital in excess of par value	885,090	885,090
Accumulated Deficit	(933,022)	(927,185)

Total Stockholders' Deficit	(46,875)	(41,038)

Total Liabilities and Stockholders' Deficit	$0	$0

See Notes to Financial Statements

Sun City Industries, Inc. Statement of Operations

	Three Months Ended
	March 31, 2004 (unaudited)	March 31, 2003 (unaudited)

Revenue	$0		$0

Selling, General and Administrative Expenses	5,837		0

Loss before Income Taxes	(5,837)		0
Income Taxes	0		0

Net Loss	$(5,837)		$0

Basic Net Loss per Share	$(0.01)	$	NIL

Weighted Average Common Shares Outstanding	1,056,802		56,802

See Notes to Financial Statements

Sun City Industries, Inc. Statement of Cash Flows

	Three Months Ended
	March 31, 2004 (unaudited)	March 31, 2003 (unaudited)

Cash Flows from :Operating Activities
Net Loss	$(5,837)	$0
Notes from Related Parties in payment of accounts payable	5,837	0

Cash used in Operating Activities	0	0

Change in Cash	0	0
Cash – Beginning	0	0

Cash – End	$0	$0

See Notes to Financial Statements

Sun City Industries, Inc.
 Notes to Financial Statements
March 31, 2004

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

Fiscal Year

The Company’s fiscal year had previously been the 52/53 week period ending the Saturday nearest to January 31st.  On June 27, 2003, the Board of Directors approved a change of the fiscal year to December 31st. The financial statements have been presented to reflect the changed fiscal year and include the balance sheets as of March 31, 2004 and December 31, 2003. The statements of operations and cash flows also reflect the changed fiscal year and are presented for the three months ended March 31, 2004 and, for comparison purposes, the three months ended March 31, 2003, although the first quarter of the Company’s last fiscal year ended May 3, 2003.

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

For the periods ended March 31, 2004 and March 31, 2003, basic earnings per common share has been computed based upon the weighted average number of common shares outstanding; 1,056,802 for the period ended March 31, 2004 and 56,802, for the period ended  March 31, 2003.  The weighted average computation excluded the Company’s treasury stock and was retroactively adjusted to reflect the 1-for-100 reverse stock split and fraction round-up to the nearest whole 100 shares.

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

SFAS 144 is expected to improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. As provided for in SFAS 144, the Company has adopted this statement.

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

6.         Related Party Transactions

As of March 31, 2004, the Company’s president/director had paid, on behalf of the Company, a total of $46,875, which has been applied principally to pay expenses, including accounting fees, reinstatement fees, and legal and professional fees related to the preparation and filing of reports under the Securities Exchange Act. The Company has executed a promissory note for the amount of the advances. The note payable is non-interest bearing and due on demand.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As of the date of this filing, Mr. Manion has paid for the benefit of the Company a total of $46,875 which monies have been applied to pay expenses, including accounting fees, reinstatement fees, and legal and professional fees related to the preparation and filing of our reports under the Exchange Act. While we are dependent upon limited interim payments made on behalf of the Company by Mr. Manion to pay professional fees, we have no written finance agreement with Mr. Manion to provide any continued funding.

All our current activities are related to seeking new business opportunities or to enter into a business combination. We will use our limited personnel and financial resources in connection with seeking new business opportunities. It may be expected that entering into a new business opportunity or any business combination will involve the issuance of our shares of common stock.

Liquidity and Capital Resources

During the three-month period ending March 31, 2004, we raised no funds through the sale of securities. There has been no active trading market in the Company's shares during the period from 1998 when the Company filed under Chapter 11 of the Bankruptcy Code through March 31, 2004. Further, our management has paid expenses of approximately $47,000, including $5,837 during the quarter ended March 31, 2004, on behalf of the Company, principally for accounting and legal fees and expenses associated with the reinstatement of the Company's existence and the filing of Exchange Act reports.

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

Item 3 - Controls and Procedures

a. Within the 90 days prior to the date of this report, the Company's president and sole director carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's president and sole director concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

b. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II - OTHER INFORMATION

Item 5 – Other Information

            The OTC Bulletin Board announced that the common stock of Sun City Industries, Inc. will begin trading on the OTC Bulletin Board on April 12, 2004 and that the stock symbol “SCII” will remain unchanged.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
2.1	Order of Bankruptcy Court Approving Sale of Sun City corporate shell dated June 16, 2003, filed on August 8, 2003 as an exhibit to Registrant's Form 8-K
3.1	Restated Certification of Incorporation, as amended, filed on August 8, 2003 as an exhibit to Registrant's Form 8-K
3.2	Certificate of Renewal, Restoration and Revival of Certificate of Incorporation, filed on August 8, 2003 as an exhibit to Registrant's Form 8-K.
3.3	Restated Bylaws, filed on August 8, 2003 as an exhibit to Registrant's Form 8-K
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer

(b) Reports on Form 8-K

The Company filed a Form 8-K on January 26, 2004 with disclosure under Items 7 and Item 9 and included as exhibits certain certifications required pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which were omitted in previous several previous filings.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN CITY INDUSTRIES, INC.

April 12, 2004	By:	/s/ Michael F. Manion

Michael F. Manion President and Director