Form 10QSB
period 2004-06-30
SUN CITY INDUSTRIES INC
filed 2004-08-20
CIK 95302

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

01-06914
Commission file number

SUN CITY INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

110 Sarasota Quay, Suite B
Sarasota, Florida 34236
(Address of principal executive office)

(941) 365-2521
(Issuer’s telephone number)

Check whether the issuer:

(1)     filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports)
Yes [X] No[ ]

and

(2)     has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

SUN CITY INDUSTRIES, INC.
FORM 10-QSB

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Sun City Industries, Inc.
Balance Sheet

	6/30/04	12/31/03
Assets
Current Assets
Cash	$0	$0

Total Assets	$0	$0

Liabilities & Equity
Current Liabilities:
Accounts payable	$0	$41,038
Equity:
Common stock-90,000,000 authorized $0.001 par value
1,056,802 issued & outstanding	1,057	1,057
Additional paid in capital	928,628	885,090
Accumulated Deficit	(929,685)	(927,185)
Total Equity	0	(41,038)

Total Liabilities & Equity	$0	$0

See notes to financial statements

Sun City Industries, Inc.
Statement of Operations

	Three Months Ended (Unaudited)		Six Months Ended (Unaudited)
	06/30/04	06/30/03	06/30/04	06/30/03
Net Sales	$0	$0	$0	$0

Selling, General & Administrative Expenses	$0	0	2,500	0

(Loss) Before Income Taxes	0	0	(2,500)	0

Income Taxes	0	0	0	0

Net Loss	$0	$0	$(2,500)	$0

Basic and Diluted Net Loss Per Share	$0.00	$0.00	$(0.00)	$0.00

Weighted Average Common Shares Outstanding	1,056,802	56,802	1,056,802	56,802

See Notes to Financial Statements.

Sun City Industries, Inc.
Statement of Cash Flows

	Six Months Ended (Unaudited)
	06/30/04	06/30/03
Cash Flows from Operating Activities:
Net Income/Loss	$(2,500)	$0
Adjustments required to reconcile net loss to cash flows
from operating activities:
Depreciation, amortization & bad debts	0	0
Changes in Operating Assets & Liabilities
Accounts payable & accrued expenses	0	0

Net cash used by operating activities	(2,500)	0

Cash Flows from Financing Activities:
Advances from related parties	2,500	0

Net cash used by financing activities	2,500	0

Net Change In Cash	0	0
Cash-Beginning	0	0

Cash-Ending	$0	$0

See Notes to Financial Statements.

Sun City Industries, Inc.

Notes to Financial Statements

June 30, 2004

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

Bankruptcy Proceedings

On February 2, 1998, the Company and its subsidiaries filed a petition for Relief and Reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (case no. 98-20679). In March 1998, the bankruptcy proceedings were converted to Chapter 7 for liquidation of the Company’s business. As a result of the conversion of the Company’s reorganization, to a case under Chapter 7, the Company’s properties were transferred to a United States Trustee on April 9, 1998 and the Company terminated its business operations. During 1998, the Bankruptcy Trustee disposed of substantially all of the assets of the Company and its subsidiaries.

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

Fiscal Year

The Company’s fiscal year had previously been the 52/53 week period ending the Saturday nearest to January 31st.  On June 27, 2003, the Board of Directors approved a change of the fiscal year to December 31st. The financial statements have been presented to reflect the changed fiscal year and include the balance sheets as of June 30, 2004 and December 31, 2003. The statements of operations and cash flows also reflect the changed fiscal year and are presented for the three and six months ended June 30, 2004 and, for comparison purposes, the three and six months ended June 30, 2003, although the second quarter of the Company’s last fiscal year ended August 2, 2003.

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

Stock-based Compensation

Stock-based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company has adopted Statements of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation,” (“SFAS 123”) which allows companies to either continue to account for stock-based compensation to employees under APB 25, or adopt a fair value based method of accounting.

Earnings per Common Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”). SFAS 128 replaces the previous “primary” and “fully-diluted” earnings per share with “basic” and “diluted” earnings per share. Unlike “primary” earnings per share that included the dilutive effects of options, warrants and convertible securities, “basic” earnings per share reflects the actual weighted average of shares issued and outstanding during the period. “Diluted” earnings per share are computed similarly to “fully diluted” earnings per share. In a loss year, the calculation for “basic” and “diluted” earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

For the periods ended June 30, 2004 and June 30, 2003, basic earnings per common share has been computed based upon the weighted average number of common shares outstanding; 1,052,802 for the period ended June 30, 2004 and 56,802, for the period ended  June 30, 2003.  The weighted average computation excluded the Company’s treasury stock and was retroactively adjusted to reflect the 1-for-100 reverse stock split and fraction round-up to the nearest whole 100 shares.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”) which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

The Company may have loss carryforwards for income tax purposes, however under the provisions of Section 382 of the Internal Revenue Code, ownership changes will severely limit the Company’s  ability to utilize its carryforward to reduce future taxable income and related tax liabilities.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 141, “Business Combinations” (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 is effective for business combinations completed after June 30, 2001, and SFAS 142 is effective for fiscal years beginning after December 15, 2001 (with early adoption permitted under certain circumstances).

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

Although SFAS 141 and SFAS 142 are not applicable to the Company’s present operations, it plans to adopt the use of the standards if circumstances are applicable in the future.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective for the fiscal years beginning after June 15, 2002.

SFAS 143 is expected to improve financial reporting because all asset retirement obligations that fall within the scope of this Statement and their related asset retirement cost will be accounted for consistently and financial statements of different entities will be more comparable. As provided for in SFAS 143, the Company has adopted this statement.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for fiscal years beginning after December 15, 2001 (with early adoption permitted under certain circumstances).

SFAS 144 is expected to improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. As provided for in SFAS 144, the Company has adopted this statement.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. Although SFAS 144 and SFAS 146 are not applicable to the Company’s present operations, it plans to adopt the use of the standards if circumstances are applicable in the future.

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

6.         Related Party Transactions

As of June 30, 2004, the Company’s president/director had paid, on behalf of the Company, a total of $43,808 ($ 2,500 during 2004), which has been applied principally to pay expenses, including accounting fees, reinstatement fees, and legal and professional fees related to the preparation and filing of reports under the Securities Exchange Act. The Company had executed a promissory note for the amount of the advances. The note was forgiven on June 18, 2004 as part of a private stock purchase agreement consummated April 4, 2004 culminating in a change of control of the company.

7.         Recent Corporate Act

On or about August 5, 2004 Coast to Coast Equity Group, Inc., who is a majority shareholder, and Dr. Tony Frudakis, President of Sun City Industries, Inc., to record holders of Common Stock as of the record date of July 23, 2004 in connection with a written consent, from the holder of the majority of Common Stock of the Corporation in lieu of holding a meeting put forth the following:

(1)	Elect Wenxia Guo, Peiyi Tian, Jianjun Liu, and Humin Zhang, as directors of the Corporation and accept the resignation of Michael Manion

(2)	Ratify the election of Dr. Tony Frudakis as Director and President by virtue of the Consent dated June 28, 2004;

(3)	Ratify execution of a Reorganization Agreement and Amendment to Reorganization Agreement and close of the transaction. The Corporation intends to exchange 34,880,000 shares of its Stock with the for all of the issued and outstanding capital stock of Yangling Daiying Biological Engineering Co., Ltd.

(4)	Entered into a Consulting Services Agreement and Addendum to Consulting Services Agreement between Coast to Coast Equity Group, a Florida corporation, and YangLing Daiying Biological Engineering Company, Ltd., a Chinese Corporation in the Peoples Republic of China

(5)	Issued a Warrant Agreement to Coast to Coast Equity Group, Inc.

(6)	Consummate a spin-off of the transaction wherein the Corporation may spin-off and create a new entity utilizing the post-closing shareholder base of the Corporation as set forth in the Reorganization Agreement;

(7)	Amend the Corporation's Certificate of Incorporation so as to authorize the issuance of additional capital stock, including Preferred Stock of the Company;

(8)	Change the name of the Corporation to Worldwide Biotech & Pharmaceutical Company or a similar name;

(9)	Change the fiscal year to end as of June 30.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion of the Company’s plan of operation contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts and they use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

General Background and Reports under the Exchange Act

Sun City Industries, Inc., a Delaware corporation, is sometimes referred to herein as “we”, “us”, “our” and the “Company”. The Company was incorporated in Delaware in 1961 as Sun City Dairy Products, Inc. and changed its name to Sun City Industries, Inc. in 1969. The Company originally registered its shares of common stock under the Exchange Act. As a result of being delinquent in our filing requirements under the Exchange Act, we filed our past due annual reports on Form 10-KSB for the years ended February 1, 2003 and February 2, 2002, containing our audited financial statements for the respective periods. We also filed our past due quarterly reports on Form 10-QSB for the current fiscal year including the periods ended May 3, 2003 and for the transition period ending June 30, 2003. At a board meeting on June 27, 2003 the board approved a change in the Company’s fiscal year from the 52 or 53 week period ending nearest to January 31 to a calendar year ending December 31.

In February 1998, the Company and its subsidiaries filed a petition for Relief and Reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (case no. 98-20679). In March 1998, the bankruptcy proceedings were converted to Chapter 7 for liquidation of the Company’s business. As a result of the conversion of the Company’s reorganization to Chapter 7, the Company’s properties were transferred to a United States Trustee on April 9, 1998 and the Company terminated its business operations. During 1998, the Bankruptcy Trustee had disposed of substantially all of the assets of the Company and its subsidiaries. On March 5, 2003, the Trustee for the Estate of Sun City Industries, Inc. in proceedings under Chapter 7 of US Bankruptcy Code and Glenin Bay Equity LLC, a Florida limited liability company, entered into a contract for the purchase and sale of the Sun City Industries, Inc. corporate shell. On June 27, 2003, the U.S. Bankruptcy Court completed the sale of the Sun City corporate entity.

All our current activities are related to seeking new business opportunities or to enter into a business combination. We will use our limited personnel and financial resources in connection with seeking new business opportunities. It may be expected that entering into a new business opportunity or any business combination will involve the issuance of our shares of common stock.

Liquidity and Capital Resources

During the six-month period ending June 30, 2004, we raised no funds through the sale of securities. There has been no active trading market in the Company’s shares during the period from 1998 when the Company filed under Chapter 11 of the Bankruptcy Code through June 30, 2004. Further, our management has paid expenses of approximately $44,000, including $2,500 during the six months ended June 30, 2004, on behalf of the Company, principally for accounting and legal fees and expenses associated with the reinstatement of the Company’s existence and the filing of Exchange Act reports.

While we are dependent upon limited payments of our expenses made by our management, we have no written finance agreement with management to provide any continued funding.

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

There are no limitations on our ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. However, our limited resources and lack of operating history may make it difficult to do so. The amount and nature of any borrowing by us will depend on numerous factors, including our capital requirements, the nature of any potential business opportunity or combination and any lenders’ evaluation of our ability to meet debt service on borrowing, the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure any financing and there can be no assurance that such arrangements, if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination, or to provide funds for an additional infusion of capital into a target business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a target business may have already incurred debt financing and, therefore, subject us to all the risks inherent thereto.

               Off-Balance Sheet Arrangements

                    We do not have any off-balance sheet arrangements which have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Item 3 -    Controls and Procedures

                    Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer/ principal accounting officer who concluded that our disclosure controls and procedures are effective. As of June 30, 2004, and the date of this Report, Tony Frudakis served as our Chief Executive Officer and Chief Financial Officer (which duties are that of principal financial officer).There have been no significant or material changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10QSB.

                    Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer, to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

Item 5 – Other Information

        The OTC Bulletin Board announced that the common stock of Sun City Industries, Inc. began trading on the OTC Bulletin Board on April 12, 2004, and that the stock symbol, “SCII,” will remain unchanged.

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.               Description

2(i)	Order of Bankruptcy Court Approving Sale of Sun City corporate shell dated June 16, 2003, filed on August 8, 2003 as an exhibit to Registrant’s Form 8-K

3(i)	Restated Certification of Incorporation, as amended, filed on August 8, 2003 as an exhibit to Registrant’s Form 8-K

3(ii)	Certificate of Renewal, Restoration and Revival of Certificate of Incorporation, filed on August 8, 2003 as an exhibit to Registrant’s Form 8-K.

3(iii)	Restated Bylaws, filed on August 8, 2003 as an exhibit to Registrant’s Form 8-K

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer

(b)     Reports on Form 8-K

None

SIGNATURES

                    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 19, 2004	SUN CITY INDUSTRIES, INC. By: /s/ Tony Frudakis Tony Frudakis President and Director