Form 10QSB
period 2004-09-30
SUN CITY INDUSTRIES INC
filed 2004-11-15
CIK 95302

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Sun City Industries, Inc.
Balance Sheet

	9/30/04	12/31/03
Assets
Current Assets
Cash	$0	$0
Total Assets	$0	$0
Liabilities & Equity
Current Liabilities:
Accounts payable	$0	$41,038
Advances from related party	11,973	0

Total Current Liabilities	11,973	41,038
Equity:
Common stock-90,000,000 authorized $0.001 par value
1,056,802 issued & outstanding	1,057	1,057
Additional paid in capital	928,628	885,090
Accumulated Deficit	(941,658)	(927,185)

Total Equity	(11,973)	(41,038)
Total Liabilities & Equity	$0	$0

See notes to financial statements

Sun City Industries, Inc.
Statement of Operations

	Three Months Ended (Unaudited)		Nine Months Ended (Unaudited)
	09/30/04	09/30/03	09/30/04	09/30/03
Net Sales	$0	$0	$0	$0
Selling, General & Administrative Expenses	$11,973	32,396	14,473	32,396
(Loss) Before Income Taxes	(11,973)	(32,396)	(14,473)	(32,396)
Income Taxes	0	0	0	0
Net Loss	$(11,973)	$(32,396)	$(14,473)	$(32,396)
Basic and Diluted Net Loss Per Share	$(0.01)	$(0.03)	$(0.01)	$(0.08)
Weighted Average Common Shares Outstanding	1,056,802	1,056,802	1,056,802	431,467

See Notes to Financial Statements.

Sun City Industries, Inc.
Statement of Cash Flows

	Nine Months Ended (Unaudited)
	09/30/04	09/30/03
Cash Flows from Operating Activities:
Net Income/Loss	($14,473)	($32,396)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Depreciation, amortization & bad debts
Impairment
Stock issued for services
Options issued for services	0
Changes in Operating Assets & Liabilities
Accounts receivable
Prepaid expenses	0	0
Accounts payable & accrued expenses	0	0
Net cash used by operating activities	(14,473)	(32,396)

Cash Flows from Investing Activities:
Purchase of equipment	0	0
Incremental investments in notes receivable	0	0
Net cash used by investing activities	0	0

Cash Flows from Financing Activities:
Advances from related parties	11,973	31,396
Proceeds from sale of Common Stock	2,500	1,000
Net cash used by financing activities	14,473	32,396
Net Change In Cash	0	0
Cash-Beginning	0	0
Cash-Ending	$0	$0

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

Fiscal Year

The Company’s fiscal year had previously been the 52/53 week period ending the Saturday nearest to January 31st.  On June 27, 2003, the Board of Directors approved a change of the fiscal year to December 31st. The financial statements have been presented to reflect the changed fiscal year and include the balance sheets as of June 30, 2004 and December 31, 2003. The statements of operations and cash flows also reflect the changed fiscal year and are presented for the three and nine months ended September 30, 2004 and, for comparison purposes, the three and nine months ended September 30, 2003, although the second quarter of the Company’s last fiscal year ended August 2, 2003.

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

Earnings per Common Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”). SFAS 128 replaces the previous “primary” and “fully-diluted” earnings per share with “basic” and “diluted” earnings per share. Unlike “primary” earnings per share that included the dilutive effects of options, warrants and convertible securities, “basic” earnings per share reflects the actual weighted average of shares issued and outstanding during the period. “Diluted” earnings per share are computed similarly to “fully diluted” earnings per share. In a loss year, the calculation for “basic” and “diluted” earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. For the periods ended September 30, 2004 and June 30, 2003, basic earnings per common share has been computed based upon the weighted average number of common shares outstanding; 1,052,802 for the period ended June 30, 2004 and 56,802, for the period ended  September 30, 2003.  The weighted average computation excluded the Company’s treasury stock and was retroactively adjusted to reflect the 1-for-100 reverse stock split and fraction round-up to the nearest whole 100 shares.

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

6.         Related Party Transactions

As of September 30, 2004, the Company’s former president/director had paid, on behalf of the Company, a total of $43,808 ($ 2,500 during 2004), which has been applied principally to pay expenses, including accounting fees, reinstatement fees, and legal and professional fees related to the preparation and filing of reports under the Securities Exchange Act. The Company had executed a promissory note for the amount of the advances. The note was forgiven on June 18, 2004 as part of a private stock purchase agreement consummated April 4, 2004 culminating in a change of control of the company. As of September 30, 2004 expenses totaling $11,973 were paid by or will be paid by an affiliate of the Company.

7.         Recent Corporate Act

On or about August 5, 2004 Coast to Coast Equity Group, Inc., who is a majority shareholder, and Dr. Tony Frudakis, President of Sun City Industries, Inc., furnished an information statement to record holders of Common Stock as of the record date of July 23, 2004 in connection with a written consent, from the holder of the majority of Common Stock of the Corporation in lieu of holding a meeting put forth the following:

(1)	Elect Wenxia Guo, Peiyi Tian, Jianjun Liu, and Humin Zhang, as directors of the Corporation and accept the resignation of Michael Manion

(2)	Ratify the election of Dr. Tony Frudakis as Director and President by virtue of the Consent dated June 28, 2004;

(3)	Ratify execution of a Reorganization Agreement and Amendment to Reorganization Agreement and close of the transaction. The Corporation intends to exchange 34,880,000 shares of its Stock with the for all of the issued and outstanding capital stock of Yangling Daiying Biological Engineering Co., Ltd.

(4)	Entered into a Consulting Services Agreement and Addendum to Consulting Services Agreement between Coast to Coast Equity Group, a Florida corporation, and YangLing Daiying Biological Engineering Company, Ltd., a Florida corporation.

(5)	Issued a Warrant Agreement to Coast to Coast Equity Group, Inc.

(6)	Consummate a spin-off of the transaction wherein the Corporation may spin-off and create a new entity utilizing the post-closing shareholder base of the Corporation as set forth in the Reorganization Agreement;

(7)	Amend the Corporation's Certificate of Incorporation so as to authorize the issuance of additional capital stock, including Preferred Stock of the Company;

(8)	Change the name of the Corporation to Worldwide Biotech & Pharmaceutical Company or a similar name;

(9)	Change the fiscal year to end as of June 30.

With the exception of the resignation of Michael Manion and the election of Dr. Tony Frudakis, none of the other events set forth in the information statement have occurred since the underlying Reorganization agreement has not yet been declared effective and the parties are still in the process of negotiating an amendment to such agreement.

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

Liquidity and Capital Resources

During the nine-month period ending September 30, 2004, we raised no funds through the sale of securities. There has been no active trading market in the Company’s shares during the period from 1998 when the Company filed under Chapter 11 of the Bankruptcy Code through September 30, 2004. Further, our management or affiliates have paid expenses of approximately $55,000, including $14,473 during the nine months ended September 30, 2004, on behalf of the Company, principally for accounting and legal fees and expenses associated with the reinstatement of the Company’s existence and the filing of Exchange Act reports.

While we are dependent upon limited payments of our expenses made by our affiliate, we have no written finance agreement with management or any entity to provide any continued funding.

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

Quantitative and Qualitative Disclosures about Market Risk

Substantially all of our financial assets consist of bank deposits and we own no portfolio investments that would expose our Company to the type of risks described in Item 304 of Regulation S-K.

Item 3 -    Controls and Procedures

As of September 30, 2004 (the end of our most recent quarter), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer/ principal accounting officer who concluded that our disclosure controls and procedures are effective. As of September 30, 2004, and the date of this Report, Tony Frudakis served as our Chief Executive Officer and Chief Financial Officer (which duties are that of principal financial officer).There have been no significant or material changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10QSB.

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

PART II — OTHER INFORMATION

Item  1 — Legal Proceedings

         None

Item  2 — Changes In Securities and Use of Proceeds

         None

Item  3 — Defaults on Senior Securities

         None

Item  4 — Submission of Matters to a Vote of Security Holders

         None

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

November 10, 2004	SUN CITY INDUSTRIES, INC. BY: /S/ Tony Frudakis —————————————— Tony Frudakis President and Director