Form 10KSB
period 2004-12-31
Worldwide Biotech & Pharmaceutical CO
filed 2005-03-31
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2004

[ ]	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

01-06914
Commission File Number

Worldwide Biotech & Pharmaceutical Company
(Name of small business issuer in its charter)

Delaware	59-0950777
(State or other jurisdiction of Incorporation)	(IRS Employer Identification Number)

110 Sarasota Quay, Suite B, Sarasota, Florida 34236	941-365-2521
(Address of principal executive offices)	((Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under to Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Issuer's revenues for its most recent fiscal year: NONE

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of December 31, 2004, there were 36,657,102 shares of the common stock issued and outstanding. Affiliates of the Issuer own 15,118,400 restricted shares of common stock(*). During the past two years there has been no active trading market in the Issuer’s shares. The estimated value of the common equity held by non-affiliates as of March 24, 2005 is $25,846,442.

DOCUMENTS INCORPORATED BY REFERENCE: There are no documents incorporated by reference in this Annual Report on Form 10-KSB other than as set forth in Part _______, Item ____. (*) Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer’s common stock, both of record and beneficially.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements

This annual report on Form 10-KSB and other statements issued or made from time to time by Worldwide Biotech & Pharmaceutical Company (formerly known as Sun City Industries, Inc.), a Delaware corporation (Corporation and/or Worldwide), contain statements which may constitute “Forward-Looking Statements” within the meaning of the Securities Act of 1933, as amended (the “Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”) by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding the intent, belief or current expectations of Worldwide and its officers/directors as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

General Background and Reports under the Exchange Act

Worldwide, a Delaware corporation, is sometimes referred to herein as “we”, “us”, “our” and the “Company.” The Company was incorporated in Delaware in 1961 as Sun City Dairy Products, Inc. and changed its name to Sun City Industries, Inc. in 1969. The Company originally registered its shares of common stock under the Exchange Act in 1994.

In February 1998, the Company and its subsidiaries filed a petition for Relief and Reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (Case No. 98-20679). In March 1998, the bankruptcy proceedings were converted to Chapter 7 for liquidation of the Company’s business. As a result of the conversion of the Company’s reorganization to Chapter 7, the Company’s properties were transferred to a United States Trustee on April 9, 1998 and the Company terminated its business operations. During 1998, the Bankruptcy Trustee had disposed of substantially all of the assets of the Company and its subsidiaries. On March 5, 2003, the Trustee for the Estate of Sun City Industries, Inc. in proceedings under Chapter 7 of US Bankruptcy code and Glenin Bay Equity, LLC, a Florida limited liability Company entered into a contract for the purchase and sale of the Sun City Industries, Inc., corporate shell. On June 27, 2003, the U.S. Bankruptcy Court completed the sale of the Sun City corporate entity.

Since the change in control, the Company has brought current its filing requirements under the Exchange Act by filing our past due annual reports on Form 10-KSB for the years ended February 1, 2003 and February 2, 2002, which contain our audited financial statements for the respective periods. We have also filed our quarterly reports on Form 10-QSB for 2003 and 2004 with the last filing on November 15, 2004. At a board meeting on June 27, 2003 the board approved a change in the Company’s fiscal year to the calendar year ending December 31.

Change in Control

Michael F. Manion in June 2003 became the sole officer and director as the result of the sale of the Company that took place in U.S. Bankruptcy Court on June 27, 2003 and was issued 1,000,000 post-reverse split shares of stock par value $.001 bearing restrictive legend. He resigned as sole officer and director of the Company on June 28, 2004. On June 30, 2004, Coast to Coast Equity Group, Inc. (Coast to Coast), a Florida corporation located in Sarasota, Florida, whose sole officer and director is Charles Scimeca purchased from Mr. Manion his 1,000,000 shares of the Company in a private stock transaction for payment to Mr. Manion of $375,000, which funds had been loaned to Coast to Coast by George Frudakis. As a result of the transaction, Coast to Coast owned approximately 94.6% of the voting securities of registrant. Dr. Tony Frudakis, who is the son of George Frudakis, was appointed director effective June 30, 2004.

On December 16, 2004, the Company closed on a Reorganization Agreement that had previously been entered into between the Company through Michael Manion as President on April 20, 2004 with Yangling Daiying Biological Engineering Co. Ltd. (Daiying), a corporation organized under the Peoples Republic of China. The Company, as a result of the closing of this transaction, acquired all of the issued and outstanding stock of Daiying which became a 100% owned subsidiary of the Company. At closing, the shareholders of Daiying were issued 30,880,000 shares which equaled 89.10% of the issued and outstanding shares not including 1,400,000 shares to be held in escrow for additional compensation to Coast to Coast pursuant to a Consulting Agreement. The total number of shares issued to consummate the transaction including shares issued to consultants were 33,600,000, and the total issued at closing were 35,000,000 shares including the shares issued to Coast to Coast held in escrow. On this date four new directors were elected, which included Wenxia Guo, Peiyi Tian, JianJun Liu, and Humin Zhang. On February 11, 2005 by virtue of a Written Consent in Lieu of Special Meeting of Directors, Wenxia Guo was elected Chief Executive Officer and President, Peiyi Tian was elected Chief Financial Officer, Senior Vice President and Treasurer, Hongyan Liang was elected Secretary and Vice President of International Business, Shiwei Zhang was elected Vice President of Productions, Wanyou Zhang was elected Vice President of Operations, and Hengli Tang was elected Vice President of Technology. At this time, the resignation of Tony Frudakis as director was accepted.

New Business of the Company

Worldwide, since emerging from bankruptcy has had no operations but has directed its efforts and limited resources to seek potential new business opportunities or business transactions with other companies, and accordingly acquired Daiying, which was established in 2000 in the Peoples Republic of China whose shareholders exchanged their shares for Worldwide shares as of the closing which occurred on December 16, 2004. On this date, Daiying became a wholly owned subsidiary. Wenxia Guo was the founder of the company who capitalized the Company with $1,000,000.00 U.S. Dollars. She recruited Dr. Hengli Tang, Prof. Yonglie Chu, and Prof. Shulin Zhang to head the Hepatitis C Virus (HCV) research unit. In November 2001 six investment firms invested $4,000,000 in the Company to participate in the HCV research project and the Company was reorganized at this time as a stock based company.

Description of Current Business

Daiying is a high-tech biopharmaceutical company that specializes in the developing and potential marketing of viruses/viral vectors, external diagnostic reagents, prophylactic vaccines for humans, and oral solid dosage forms of traditional Chinese medicine. The Company is currently developing a hepatitis C vaccine primarily in China. The Company employs 86 full time employees at four Chinese facilities, with corporate headquarters, manufacturing facilities and main laboratory in the Yangling Agricultural Hi-Tech Industrial Demonstration Zone, Shaanxi Province, China.

Biotechnology is an important means to alleviate many problems the world is facing in health care, survival (food) and environmental protection issues. Biomedical research and development is one of the Chinese government’s new favored industries and enjoys a tremendous amount of governmental support.

Prior to the incorporation of Daiying, its scientists began developing methods for the establishment of a cell culture system for Hepatitis C Virus (HCV) production. HCV is a small, enveloped, single-stranded blood-borne RNA virus in the family Flaviviridae.

The development of reliable diagnostic methods and treatment has been delayed due to lack of resource of HCV particles although there has been extensive research of various research institutions and pharmaceutical companies. Since the titer of HCV in a patient is too low to allow scientists to extract HCV particles out of the patient’s blood and since HCV only affects humans and chimpanzees, there is neither a small animal model nor robust in vitro model for HCV experimental studies similar to studies conducted by scientists on other virus or bacteria. Until recently, the inability to produce or propagate HCV in vitro has been the largest obstruction in HCV research and the ability to develop drugs, vaccines and diagnostics against Hepatitis C.

In 2003 after three years of extensive research, scientists at Daiying were able to culture in vitro HCV which was the main hurdle that needed to be overcome to allow continued research and product development. HCV virus produced in Daiying has viral genome replication, viral gene expression and protein production/processing demonstrated using molecular biological approaches. The titer of virus in the culture medium is over 106 which are much higher than that in patient serum. The purified virus are stable for 2 years in -20°C'-80. °C. The viruses produced possess well-define biological HCV characteristics that are inheritable and the virus have propagated in the Daiying over 30 generations.

The Company believes that this is the first batch of HCV ever produced in a laboratory, and in light of this historical significance deposited the HCV batch in the Chinese Bureau of Intellectual Property, Chinese Depository of Microorganisms on March 28, 2001. No other company or research institution had ever been able to produce intact HCV in vitro, The Chinese Depository of Microorganisms named the strain of “DY” (Daiying’s initial), and a Chinese patent was issued on October 23, 2003. The Company has filed a Patent Cooperation Treaty (PCT) application on August 2, 2002 to seek additional protection in the United States, Japan, Korea, Russia, and the European Union. At this time the application is still pending, and patents have not been issued. In December 2003, the Company’s Chinese patent was awarded the China Patent Golden Medal in the 8th China Patent Assessment, which is the first time in 10 years this has been awarded in China for biomedical science. The Assessment is administered by the General World Intellectual Property Organization.

The Company believes that this is an important step to the development of diagnostics, medicines, and prophylactics against Hepatitis C. Hepatitis C is one of the most serious liver diseases that can lead to liver cirrhosis and hepatoma (liver cancer). Viral infection of Hepatitis C accounts for no less than 20% of all liver disease related deaths worldwide. The rate of HCV misdiagnosis is extremely high because existing diagnostics suffer from poor sensitivity and specificity. At this time there are neither therapeutics nor vaccines for HCV infection. These problems trace their roots to the lack of available viral material that bench scientists need to learn about virus biology, identify therapeutic targets, and screen small molecules to discover new drugs and identify the best diagnostic proteins and antigens for vaccines. The breakthrough by Daiying in establishing a cell culture system for HCV production will provide a potentially unlimited source of HCV, which will act as a platform to develop new generation HCV diagnostics, new classes of small HCV molecule drugs, new HCV vaccines, and to be part of the development of the next generation anti-HCV targeted (gene) therapies.

The Company’s scientists recently completed the development of a new generation (ELISA) Enzyme Linked Immunosorbent Assay test for HCV antibodies. A large scale SFDA (Chinese equivalent of the Food and Drug Administration) sanctioned clinical test of this test involving 10,000 samples which has been examined by the Chinese Authentication Institute for Biological Products and demonstrated ultra high sensitivity and high specificity relative to the older HCV diagnostics technology currently on the market. Daiying expects the Chinese government to recommend the new kit for nationwide approval, however, at this time this has not occurred.

We established a drug-screening assay based on our in-vitro cell culture system and we have started the primary screening stage to pursue development of HCV drugs.

We have also initiated HCV vaccine research, which has been awarded the prestigious Chinese government high-Tech 863 project status. Chinese 863 projects are special industrial projects the Chinese government deems to be of profound significance to their nation in important research areas, and they receive substantial financial support from the Chinese government. As the main institution for the execution of the HCV human vaccine project, Daiying has obtained three years of government funding grants through the prestigious 863 mechanism grants that come to the Company.

Principal Products and Services and Their Market

Product line 1: Hepatitis C virus produced in vitro

Whole virus HCV material that we have been able to produce can be sold and/or partnered in non-core, non-competitive market areas to generate sales revenues for the Company during its growth stage. We have already achieved a production scale level of 10,000 ml of concentrated material per month. HCV antigen production is 10 grams per month. This mass of material will be sufficient for both our own internal research and product development needs as well as those of other research institutions and pharmaceutical companies worldwide.

The Company has intellectual property protection in China for intact HCV from its cell culture system and believes that it will be able to make the sales without any competition worldwide. Whole virus HCV material can be sold and/or partnered in non-core, non-competitive market areas to generate substantial revenues for the Company during its growth stage. The vaccine virus samples from ATCC cost about $250.00 per milliliter with a $75.00 royalty fee. The HCV sample should sell for no lower than this price. HCV particles are needed by all research and development institutions that work with HCV, and the main market, comprised of major universities, medium-sized biotech and larger pharmaceutical companies, are close to 300 institutions. Were we to sell into this market indiscriminately, the annual demand would exceed 150,000 milliliters, assuming a 250ml single usage size, which would translate into a gross sale of 300 million dollars each year (based on $200/ml).

According to the decision of the Board of Directors, intact HCV viral material will be sold and/or partnered only in non-core, non-competitive market areas in order to get more patent protections on HCV related products under development in our company at current stage.

Product line 2: ELISA kits for HCV antibody detection

The HCV ELISA kit developed by Daiying is believed to be the only HCV diagnostic kit based on HCV cultured in vitro. This is distinct from the currently available kits based on antigens made from recombinant proteins or synthesized poly-peptids. The simple mechanism of this kit is that the specific HCV antigens in the kit can be recognized by the corresponding HCV antibodies in a patient’s blood. Different than other HCV antibody detection kit, the antigen for producing our kit is purified directly from the intact HCV virus particles instead of using recombinent HCV proteins or synthesized polypeptides. The antigens from intact HCV virus have better epitopes which could be more specifically recognized by HCV antibody for the following reasons. 1. Antigens from intact HCV virus as assumed to natural 3D structures which is required for antibody-antigen interaction. 2. Antigens in mammalian cells is sugar modified while the recombinant antigens from yeast are not. 3. Natural HCV proteins offers multiple epitopes for antibody recognition while the synthesised polypeptides only have one or two epitopes, therefore, natural antigens are more sensitive to capture the antibodies than polypeptides. The Company’s kit offers a lower mis-diagnosis rate and advances the antibody detection window. HCV is currently listed with HIV and Hepatitis B (HB) as the most dangerous of the blood-borne pathogens. The percentage of infected population has already reached 0.5-2% in developed countries and there are 170 million people worldwide infected with HCV, which is four times the number of people who are infected with HIV. Our current target for the ELISA kit is China and Southeast Asia.

Product line 3: Rapid Test (Colloid Gold Method)

Quadruple rapid test for HCV antibody, Hepatitis B Virus (HBV) surface antigen, Human Immunodeficiency Virus (HIV-1 and 2) antibody and syphilis (colloid gold method). Daiying is in the middle stages of developing the colloid gold based diagnostics products with AccuDx Inc, a US company based in San Diego, CA. The Company is actively developing a separate, four-in-one colloid gold based rapid test that can examine for HCV antibody, Hepatitis B Virus (HBV) surface antigen, Human Immunodeficiency Virus (HIV-1 and 2) antibody and syphilis (colloid gold method). Immuno-colloid gold diagnostic products occupy an important niche in the diagnostic family because they are fast and easy to operate, do not need special equipment or space and can be used on an individual patient by patient basis. The current diagnostic products for these pathogens/diseases are separate tests that require multiple blood drawing. The products are complicated and the costs are high, and as mentioned, for HCV the sensitivity and specificity are sub-optimal.

The quadruple rapid test that we are developing uses only one drop blood to examine simultaneously all four diseases, with improved performance over existing technology, significantly reducing the times and the amounts of the blood drawing, the cost of the tests and increasing the reliability. We are co-developing eight other colloid gold products with our US partner and share the sizable Chinese market with other domestic companies offering similar products.

Product line 4: Oral solid dosage forms of traditional

Chinese medicine healthcare products: In addition to research and development of innovative, high-tech biological products, the Company is also actively involved in the development and manufacturing of over-the-counter (OTC) Traditional Chinese Medicines (TCM). The best commercial opportunities are determined through a careful screening process of the existing TCM literature and product portfolio consisting of proprietary methods for subfractionating complex TCM extracts (which are often derived from East Asian fauna and flora) and allows the Company to identify active fractions and/or the active agent itself, which, when embodied into a tablet or capsule provide the opportunity for greater biological activity than the original TCM substance itself. The first TCM substances for which this process has already been completed include a liver-care medicine, an anti-inflammation medicine, a cough suppressant and a TCM that can be used to reduce discomfort for new-born infants.

The first batch of TCM healthcare products, including a liver-care medicine, an anti-inflammation medicine, a cough suppressant and a TCM that can be used to reduce discomfort for new-born infants, have been sent to SFDA for approval.

Services

Over 170 million people are infected with HCV worldwide. Without a vaccine and effective drug treatment (the only approved interferon treatment is unsatisfactory by most international standards), there are hundreds of thousands of new infections each year, which go untreated, generating a huge mortality and morbidity load on the worldwide health care system.

Most of infected people will have a chronic infection that will accompany them for the rest of their lives. 15-20% of the patients will develop liver cirrhosis within 5 years while 25% will do so in 10-20 years. The annual cost for HCV-related liver transplantation is around $300 million USD and HCV related medical expenses and lost of productivity totals $600 million USD each year. The need for a novel anti-HCV drug is urgent and the market is huge.

Daiying’s selected approach, which we are actively engaged in presently, involves developing a high-throughput screening system based on the green fluorescent protein (GFP). If successful, this system will allow the rapid screening of hundreds and thousands of chemical compounds, increasing the chance of obtaining drug leads. Currently, the Company is issuing the cell culture system to screen TCM for active anti-virals. TCMs are naturally occurring compounds that evolution has engineered for highly effective and specific biological activity and are a more desirable screening substrate than combinatorial libraries produced by synthetic chemists in laboratories (though we intend to screen these too). The cost of TCM derived drugs in expected to be significantly lower and benefit more patients than synthetic drugs.

At the same time, in order to speed up the development of new anti-HCV drugs, Daiying is willing to offer the service for some companies and research institutes to use its in-vitro virus culture system to test their anti-HCV drug candidates, and apply for the proprietary protections with them together.

Our services would include drug-screening assay based on our in vitro cell culture system of HCV for new anti-HCV drugs. Our high-output GMP manufacturing facility provides an opportunity to commercialize products licensed from third-parties and developed through collaborations. Daiying plans to manufacture several dozen other diagnostic products pharmaceutical chemicals and oral solid dosage forms for various foreign companies through Original Equipment Manufacturer (OEM) relationships.

Human vaccine for HCV

Hepatitis C is among the most serious of the liver diseases and can lead to liver cirrhosis and hepatoma (liver cancer), which requires a liver transplant and is associated with a high mortality rate. There is neither therapeutics nor vaccines for HCV infection despite of intensive studies researchers have made. Prevention by effective HCV vaccine is regarded as the ultimate weapon to fight the disease. This is why the leading international health authorities and governments around the world have stated that vaccination is the most cost effective way to deal with HCV threat.

Vaccines contain antigenic components which can stimulate an immune response (but not the disease), and leads to immunity for certain pathogen. There are two types of vaccines, activated (live virus which cannot replicate or be pathogenic) and inactivated (components of actual virus). Many research results show that inactivated HCV vaccine is not effective. However, activated HCV vaccine cannot be made without live HCV virus. Daiying is developing an attenuated live HCV vaccine using replication-deficient HCV virus and is quickly progressing with the support of 863 grants from the Chinese government. The Company believes that it can capture the market if it is able to develop the vaccine. The markets of activated HCV vaccine include both domestic and international markets.

Domestic market: China has a population of 1.3 billion, of which 40 million are infected with HCV. Drawing an analogy to the current HBV vaccination program, the number of people that need to be vaccinated should be 20-25% of the total population (several hundred million people). It is also possible the government will mandate immunization of high-risk populations such as drug users, health care workers and immuno-deficient patients.

International market: HCV infection is a global health care problem; there are millions of infected people and thousands of newly infected cases even in the developed countries. Due to the poor diagnostic results from the current diagnostic methods, HCV contaminated blood supplies still continually enter into the blood centers all around the world. Once the first safe and effective HCV vaccine enters into the market, there should be a significant demand for the product.

Distribution Methods of Products

Product line 1: HCV particles and in-vitro drug screening system

Both of the above are unique and high-tech products. The market channel for these products will be the general media, international scientific forum and magazines, progress reports and the World Wide Web. We will communicate with research institutes and pharmaceutical companies about our products. We will create and then expand our Scientific Advisory Board (SAB) to provide more comprehensive support for product quality control and optimization, and utilize to the advantage of the Company the extensive international business network established by our CEO, Ms. Wenxia Guo.

The Company intends to hire employees, when appropriate, or retain independent contractors to train and select both domestically and abroad who are capable, experienced and knowledgeable in sales.

Product line 2: ELISA kits

We plan to enlist experts to evaluate our product and to advertise our product in scientific forums and seminars and to recommend our product to medical colleagues. We will continue to invite evaluation and inspection by relevant government departments, as we have already begun, seeking to acquire the status of designated ELISA kit for blood centers. We will use our ownership of the antigen source as leverage to attract a qualified sales network for diagnostics networks to distribute our product, possibly through arrangements that would allow a form of profit participation. This is intended to significantly shorten the time to take over market share.

We will take full advantage of media coverage of the scientific breakthrough behind our HCV ELISA product and of the strong support from the 19 different government organizations that form the Yangling demonstration Zone. We will establish an expert-based network that is responsible for both the advertisement of the product as well as post-sales technical support. Our experts will also provide free training for research institutes and hospital personnel using our product. We will set up a communication network for our experts and the end users as well as other experts in the field and seek collaboration with other diagnostic companies, again using our technology platform and unique antigen as leverage.

Product line 3: Rapid tests (Colloid gold)

In addition to the same strategies used for the HCV ELISA product, the Company anticipates that it will set up a specialized sales department for the rapid tests. The responsibility of the department will be to establish board connections with the on-site screen for new military personnel, universities, schools, mining factories and large manufacturing facilities. Because of the low cost, wide applicability, ease of use, short testing time and no requirement for designated/dedicated equipment, the rapid tests are a favorite of these low-end, but large quantity users. The competition for rapid tests in China is not that intense at present because there are not many products that can meet the stringent standards in place.

We intend also explore a largely untouched market in China, the remote and rural areas. There are currently 947 million Chinese living in rural or remote countryside areas. The standard of healthcare is still very low in these areas because of the following reasons: 1) Lack of highly-trained medical doctors, 2) Lack of up-to-date medical equipment, 3) Low income, and 4) Low awareness of health and medical issues. As a result, aside from some hepatitis patients, this market is essentially abandoned by larger diagnostic companies.

We believe that Daiying has the following advantages for competing in this market:

1.	Our extensive rapid test product line is well-suited for this low-end market. We provide training and education services to rural hospitals and clinics. The cost of the services is minimal but the impact of building brand name will be significant.

2.	We will have a low price tag for our products.

Ms. Wenxia Guo, our CEO currently holds a government position that administers the healthcare resource distribution in Chinese rural areas and low income populations. She has the opportunity to know more about the low-end market and promote the development of this portion of the market.

Product line 4: Oral Solid Dosage Forms of Traditional Chinese Medicine (TCM) healthcare products

All of our current oral solid dosage forms of TCM products are OTC (over-the-counter) medicine. China is the biggest consumer of OTC medicine, the total revenue is about $400 billion each year and the market is still quickly swelling. Eighty percent (80%) of the population in China obtain their medications through OTC (China’s population is 13 billion). Daiying always selects TCM well-proved clinical effective medicine and targets the diseases with high morbidity. For example, Hu Gan tablets is a medicine for liver care and hepatitis patients. China is a high-incidence region for hepatitis and the potential market for this liver care medicine is up to $100 million per year.

We plan to focus on China’s market for TCM products. We will distribute our OTC TCM products through the large pharmaceutical distributors and wholesalers in China who have had strong connections with us for many years. We hope to acquire a pharmaceutical wholesaler with a seller’s permit from the Chinese government (GSP-compliance, Good Sales Practice). In China, pharmaceutical distributors and wholesalers need to have a special seller’s permit. Only with this permit can they distribute medicine to smaller distributors, hospitals, schools, manufacturing companies, and clinics of some of the larger companies. The pharmaceutical wholesaler we are planning to acquire is the only one in Yangling with this kind of permit. Five major schools, government, public hospitals and pharmacies in the countryside of Yangling all have to obtain the medical supplies from this wholesaler. There are 20 of this kind of pharmaceutical wholesalers throughout China.

We have a strong medical expert team for clinical support and promotion. We also have experienced sales directors and team. Based on the huge population and the OTC channel of distribution, we believe that we are will be very successful in marketing and sales of our OTC TCM products.

Status of any publicly announced new product or service

Product line 1: Hepatitis C virus produced in-vitro.

We have already achieved a production scale level of 10,000 ml of concentrated material per month. HCV antigen production is 10 grams per month. This mass of material will be sufficient for both our own internal research and product development needs as well as those of other research institutions and pharmaceutical companies worldwide. We do not need governmental approval for sale of this product in China.

Product line 2: ELISA kits.

The kit is developed based on the intact HCV virus particles. We have already developed an HCV antibody-detection ELISA kit which has already been validated on 12,000 clinical samples in a number of SFDA (Chinese FDA) clinical trials. The clinical testing phase has been completed and the product demonstrated superior accuracy (test efficiency), sensibility, specificity and predictive power relative to the current diagnostic kits on the clinical testing (SFDA or FDA approved diagnostics kits) market. The production application process is nearly finished and trial production has already begun. It is anticipated that manufacturing and marketing of the product will commence early in 2005.

Product line 3: Rapid test.

Quadruple rapid test for HCV antibody, Hepatitis B Virus (HBV) surface antigen, Human Immunodeficiency Virus (HIV-1 and 2) antibody and syphilis (colloid gold method). Daiying is in the middle stages of developing the colloid gold based diagnostics products with AccuDux, Inc., a U.S. company based in San Diego, CA. It is still under development.

Product Line 4: Oral solid dosage forms of traditional Chinese medicine (TCM) healthcare products

The first batch of TCM healthcare products, including a liver-care medicine, an anti-inflammation medicine, a cough suppressant and a TCM that can be used to reduce discomfort for new-born infants have been sent to SFDA for approval. We expect to obtain the approval in the first quarter of 2005; however, this has not yet occurred. These products we expect to release in 2005 in existing TCM markets.

Services.

Drug-screening assay based on our in-vitro cell culture system of HCV for new anti-HCV drugs. We have established a drug-screening assay based on our in-vitro cell culture system and initiated drug screening for anti-HCV therapeutics.

Our high-throughput GMP manufacturing facility provides an opportunity to commercialize products licensed from third-parties and developed through collaborations. We are currently negotiating with a couple of American companies and wish to reach an OEM agreement in the next couple of months.

Competitive business conditions, and the Company’s competitive position in the industry, and methods of competition

The Company believes that as to the HCV product, there is no real competition at the current time since they have the only system available to produce it, and have obtained domestic patents to protect the replication of the technology by others and products derived from it. In terms of diagnostic products, such as the ELISA kit, our main competitions are domestic companies, the number of which stands at over 200 at this time. However, after the government implemented the GMP requirement for the manufacturing facilities in China, several dozens of these may not be able to conform and may be phased out. Some of the larger diagnostic companies include Ke-Hua biotech (Shanghai), Wan-Tai pharmaceuticals (Beijing), Xin-Chuang Ke Ji (Xiamen), Ji-Bi-Ai Biotech (Beijing), and Rong-Sheng biotech (Shanghai). All these companies rely on a third party to supply antigen for their kits. Daiying is different in this respect since it is self-sufficient for its antigen supply. The HCV that we produce in-vitro is unique as it is believed by the Company to be the only HCV product by this process.

Immuno-colloid gold diagnostic products occupy an important niche in the diagnostics family because of they are fast, easy to operate, do not need special equipment or space and can be used on an individual patient by patient basis. The total annual sales of colloid gold diagnostics in China are $60-70 million USD and among this, diagnostics sales for kits based on HCV, HBV surface antigens, HIV and syphilis are $40-50 million USD. The current diagnostic products for these pathogens/diseases are separate tests that require multiple blood drawing. The procedures are complicated and the costs are high, and as mentioned, for HCV the sensitivity and specificity are sub-optimal. The quadruple rapid test that we are developing uses only one drop blood to examine simultaneously all four diseases, with improved performance over existing technology, significantly reducing the times and the amounts of the blood drawing, the cost of the tests and increasing the reliability. Because of these advantages, we predict that this test will quickly become popular and take a significant share of the existing market. We intend that the other 8 colloid gold products that we are co-developing with our US partner will share the sizable Chinese market with other domestic companies offering similar products.

China is a huge market for OTC medicine. Because of historical reasons and relaxed government regulation, development of OTC products has it own unique cultural and market background. The large base of users, as well as extensive media coverage, make the Chinese OTC market very attractive. The four OTC drugs that Daiying will be releasing into the market (a liver-care medicine, an anti-inflammatory, a cough suppressant and a TCM that can be used by new born infants) are all proven effective OTC medicine for which markets have already been forged. As superior manifestations of these TCMs, our products promise to take market share from existing products rapidly. As with these 4 medicines, our general strategy is to select target diseases with high occurrence rate and a history of effective OTC treatment and wide acceptance by the patient population.

Sources and Availability of Raw Materials and Names of Suppliers

The following is a list of raw materials that we will utilize and the name of suppliers:

1.	Sigma: all chemical reagents, American company, branch office in Xi’an, China: #1 Wenyi South Rd, Xi’an.

2.	Gibco: medium and fetal bovine serum, American company, branch office in Xi’an, China: #17 Changle West Rd, Xi’an.

3.	Shenzhen Jincanhua Enterprise Co., Ltd: 96-well plat and glassware, Hi-tech Demonstration Zone, Bldg. 3, Shenzhen, China.

4.	Shaanxi Ruibo Pharmaceutical Co., Ltd.: chemical compound #113 Xi’an Changle Rd, Xi’an China.

5.	Shaanxi Daxin Suye Co., Ltd.: tablets for medicine #1 Huoju Rd, Xi’an China.

6.	Xi’an Raw Chinese Traditional Medicine Supply Company: Raw Traditional Medicine, #93 Dongguan South Rd, Xi’an China.

7.	Wuningxian Linquan Capicule Co., Ltd.: Capicule shell Dongdu Development Zone, Wuning County, Jiangxi, China.

8.	Xi’an Ruikang Rubber Manufacturing Co., Ltd: plastics, Sanqiao Xinjie Xibaozi, Weiyang District, Xi’an China.

9.	Shaanxi Guoyi New Special Medicine Co., Ltd.: Chinese Traditional Medicine Industry Trading Zone, Huxian County, Xi’an China.

Dependence on one or a few major customers

Daiying believes that it will not depend on a few major customers for the sale and distribution of its products and services. The potential customers would include hospitals, pharmacies and research institutes of which there are many.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

Daiying obtained a Chinese patent of “The Intact Hepatitis C Virus (HCV) and Method for Culturing HCV in-vitro by Cell Culture” on October 23, 2002. The patent number is 01124001.6. A pending Patent Co-operation Treaty (PCT) international application was filed on August 2, 2002 to cover countries and areas including the United States, Japan, Korea, Russia and the European Union, and obtained the priority protection from these countries.

On February 5, 2004, Daiying filed a patent application to United States Patent and Trademark Office, the processing number is 10/486,024. The publication number is US-2004-0166488-A1.

On March 11, 2004, Daiying filed patent application to The European Patent Office. The processing number is 02754159.8. The Company registered “Daiying Biotech” as its trademark at the National Institute of Trademark in China effective May 21, 2002 to May 20, 2012. The Company has no licenses, franchises, concessions, royalty agreements, or labor contracts.

Need for Governmental Approval of Products

The ELISA kits for HCV antibody detection has already been validated in 12,000 clinical samples in a number of SFDA (Chinese FDA) clinical trials. As of March 2004, the kit had gone through the inspection by National Institute for the Control of Pharmaceutical and Biological Products in China, and we hope to have approval within the next 60 days. We still need to send the original application to the local office of the SFDA, then to the National SFDA. After obtaining approval by the SFDA, the Company will need to produce three batches of this product and then send them to the National Institute for Control of Pharmaceutical and Biological Products in China for inspection, then the product will be forwarded to the New Drug Approval Center of the SFDA, who may require complimentary materials. The Company will have four months to prepare complimentary materials and documentation. It then takes 30 business days to check complimentary materials and if there are no problems or questions, the New Drug Approval will be issued within 60 working days to obtain approval. As of this date, we have not obtained approval from any government for our ELISA kit. We filed application to SFDA in March 2004, the processing number is Y040175. We have completed 3 complimentary materials as required by the New Drug Approval Center of the SFDA, and the last materials were sent on March 2, 2005. The approval application process is near completion.

As to traditional Chinese medicine we have made the following applications:

1.	Yiqing pills (anti-inflamation medicine): New medicine application filed to SFDA in May, 2004; samples for inspection done in June 2004; processing number Y0403085.

2.	Hu Gan tablets (liver care medicine): New medicine application filed to SFDA in May, 2004; samples for inspection done in June 2004; processing number Y0403348.

3.	Ke Te Ling Capicule (Cough Suppressant): New medicine application filed to SFDA in April, 2004, samples for inspection done in June 2004; processing number Y0403349.

We hope to have approval in the first quarter of 2005, but as of this have not received any governmental approval.

Effect of Existing Governmental Regulations

The manufacturing facilities for both biological and medical products have to be GMP-compliant. We have received the GMP certificate from the government. In order to sell or distribute the pharmaceutical products in China, the Company has to have GSP (Good Sales Practice for Pharmaceutical Products) certificate. We are expecting to get it at the end of March, 2005. For commercialization of new drugs in China, companies have to get New Drug Approval from SFDA. We are going through this procedure for our new products.

Estimate of the amount of time during last two fiscal years on research and development costs

Research and product development costs are charged to expense as incurred. The Company incurred $72,916 and $246,110 in product development costs for the years ended December 31, 2004 and December 31, 2003, respectively.

Costs and Effects of Compliance with Environmental Laws

At the present time, the Daiying is in compliance with the environmental, both nationally and locally. Its current costs of compliance is approximately $50,000.00 per year, assuming no change in the current laws.

ITEM 2. DESCRIPTION OF PROPERTY

Plants

The Company’s headquarters is located in Yangling, which is only 82 km away from Xi’an, one of the biggest cities in China. Daiying has a Good Manufacturing Practice (GMP) compliant manufacturing facility which is one of the few GMP compliant facilities for both biological and pharmaceutical products in China. The Company’s manufacturing plant is in Shaanzi province. The Company acquired 35,940 m² of land in the Yangling Agricultural Hi-tech Industrial Demonstration Zone in China. Daiying has already constructed a 5,359 m² GMP standard facility. The overall production facility meets the cleanness standard of 10,000-grade GMP compliance, and it includes a production facility for HCV particles and antigens, a biological kits facility, and a fully-equipped factory for producing Traditional Chinese Medicine (TCM) and Western solid medicines. This plant was built higher than required under Pharmaceutical Industrial Standards and Regulations of China. This property was acquired from the Chinese government on May 15, 2002 for $556,085 and Daiying was granted the use of this land until May 14, 2052.

Equipment

The manufacturing plants are designed based on Chinese GMP requirements. High class facilities are selected for the establishment of the manufacturing workshop. The main body of the manufacturing workshop and any part which might contact with raw materials and products are made by 304 steel furring. All of the facilities for biological products production and research contain the most advanced products imported mainly from the United States and Japan. Among this equipment is a Biosafe Cabinet with the quality certificate from American NSF made by the Baker Corporation, which makes one of the three best biosafe cabinets in the United States. All the facilities for oral solid dosage forms of medicine are of extremely high quality.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

During the fourth quarter of 2004 no matter was submitted to a vote of the security holders, however, the Reorganization Agreement between Worldwide and Daiying closed on December 16, 2004. This was pursuant to consent by shareholders dated July 23, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Market Information

The Company’s common stock is traded on the OTCBB under the symbol “WWBP.” The Company’s common stock consists of 90,000,000 shares authorized of which, as of December 31, 2004, there are 36,657,102 shares issued and outstanding. The common stock started under the symbol SC11 on August 20, 2003, the effective date of the 1-100 reverse stock split. There has been virtually no active trading in our shares. The following is the high and low prices of our stock for the last eight quarters.

Quarterly Common Stock Price Ranges

Quarter	2003	2004
		High	Low
First	No data	No data	No data
Second	No data	$ 5.00	$ 1.01
Third	No data	$ 5.00	$ 1.20
Fourth	No data	$ 2.00	$ 1.14

B. Holders of Common Stock

As of December 31, 2004 there were approximately 389 holders of the Company’s common stock.

C. Dividends

We have not paid dividends on our shares of common stock, and do not intent to pay dividends in the foreseeable future. We intend to retain earnings, if any, to finance development and expansion of our business. Payment of dividends in the future will depend among other things, upon our ability to generate earnings, our need for capital, and our overall financial condition.

D. Securities Authorized for Issuance Under Equity Compensation Plans

Recent issuance of unregistered securities: As previously disclosed, when the merger took place effective December 16, 2004, an additional 35,000,000 shares were issued. Most of the shares of common stock were issued to consultants, officers and directors.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends December 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (I) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

(a) Plan of Operation

The Company intends to become a supplier of HCV virus for its internal needs and for sale to third parties, such as, research institutions and pharmaceutical companies. The Company intends to continue to develop and refine its ELISA kit, and Rapid Test products and produce those products for sale. The Company will need to pursue its marketing plans to insure both recognition of its product and to create demand. The Company will continue to develop, refine and pursue patents on its Traditional Chinese Medicine (TCM) products. The Company, however, in order to facilitate the transition from a Company focused on research and development to a company that produces and sells its products and services will be dependent upon its ability to raise additional capital during the next twelve months. The Company will pursue capital raising either through conventional loans from various financial institutions or through an offering of its shares after the filing of a registration statement with the Securities and Exchange Commission. The Company anticipates that in order to finance it business plans and accomplish its goals it will need to raise approximately $10,000,000 in the next 12 month period. The Company expects that these funds will be necessary for the purchase of new equipment (approximately $2,000,000), manufacturing and marketing of various diagnostic kits (approximately $2,000,000), acquisitions and mergers of various companies that will foster and promote the Company’s business objectives ($2,000,000), and continued drug screening research ($4,000,000). At present, based upon the current cash position of the Company, it is estimated that the Company can meet its expenses as they currently exist for the next 18 months if the Company is able to negotiate extensions of certain outstanding loans. There are two loans currently outstanding that will be due this year, $604,040 due on May 28, 2005 and $1,208,079 due in July 2005. The Company anticipates that it will be able to negotiate a one-year extension on each of these loans, but this has not yet been accomplished. The Company expects that its expenses of its current operations will be similar to that of last year where they spent $684,149. Accordingly, based upon current operations, the Company can sustain itself for a little over 18 months.

For the last two years through December 31, 2004, the Company has expended approximately $319,000 on research and product development, and $1,758,494 on plant and equipment. Based upon the Company’s current financial condition, the Company can satisfy its current cash requirements for 18 months.

Summary of Product Research

During this period of time, the Company will continue product research and development including optimizing the cell culture system to provide HCV particles to facilitate biology, pathology and immunology research through sales to non-competitive research organizations focused on products non-core to the companies business models and/or license or sell to others for small molecule drug discovery and complex-epitope diagnostics. The Company plans to develop its next generation diagnostic kit with superior sensitivity and specificity using confrontational epitopes of the Company’s antigen and corresponding specific antibodies, optimize its in-vitro drug screening, start screening some known anti-viral medicine, compound libraries, peptide libraries and extracts of TCM for discovering specific anti-HCV drugs and develop vaccine for HCV based on the Company’s intact HCV virus.

No Expected Equipment Purchase or Change in Number of Employees

The Company expects if it is able to raise additional funds it will purchase additional equipment, otherwise, it will not. The Company further does not expect any significant change in the number of employees unless it accomplishes a merger with another company.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 1 to the audited financial statements included Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2004. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company’s operating results and financial condition.

We record property and equipment at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to ten years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation -Transition and Disclosure”, which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Our revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Comparison of Our Results of Operations for the Years Ended December 31, 2004 and 2003

Operating Expenses

For the year ended December 31, 2004, total operating expenses were $1,446,576 as compared to $749,821 for the year ended December 31, 2003, an increase of $696,755, or approximately 93%.

Included in this increase was:

For the year ended December 31, 2004, we incurred research and development expense of $72,916 compared to $246,110 for the year ended December 31, 2003, a decrease of $173,194 or 70%. The decrease was due to a decrease in amounts paid to various consultants and professionals related to our product development.

For the year ended December 31, 2004, we incurred professional fees of $173,994 as compared to $246,110 for the year ended December 31, 2003, a decrease of $72,878 or 29.5%. The decrease was due to a decrease in amounts paid to various consultants and professionals related to our patents and related legal matters.

Stock-based compensation expense increased to $780,000 for fiscal 2004 from $0 for fiscal 2003. The increase in stock-based compensation expense was attributable to the recording of stock-cash compensation in connection with the issuance of common stock options to employees for services rendered.

For the year ended December 31, 2004, general and administrative expenses were $419,666, as compared to $256,839 for the year ended December 31, 2003, an increase of $162,827, or approximately 63%. In 2004, we incurred additional marketing fees, travel-related expenses and other administrative expenses due to the continued implementation of our business plan.

For the year ended December 31, 2004, other income amounted to $113,250 as compared to other income of $0 for the year ended December 31, 2003.

For the year ended December 31, 2004, interest expense was $190,595 as compared to $28,418 for the year ended December 31, 2003 and was related to an increase in borrowings.

For the year ended December 31, 2004, we recorded a gain on sale of marketable securities of $46,112 as compared to $0 for the year ended December 31, 2003.

As a result of these factors, we reported a net loss of $1,463,137 or $.04 per share for the year ended December 31, 2004, as compared to a net loss of $767,664 or $.02 per share for the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2004 we had cash and cash equivalents of $1,047,675.

        Net cash used in operating activities for the year ended December 31, 2004, was $684,149 as compared to net cash provided by operating activities of $339,563 for the year ended December 31, 2003.

        Net cash used in investing activities for the year ended December 31, 2004 was $1,105,559 as compared to net cash used in investing activities for the year ended December 31, 2003, of $532,016. For the year ended December 31, 2004, we used cash for capital expenditures of $1,226,478 offset by cash provided from the sale of marketable securities. For the year ended December 31, 2003, we used cash for capital expenditures of $532,106.

        Net cash provided by financing activities for the year ended December 31, 2004 was $1,496,404 as compared to net cash provided by financing activities for the year ended December 31, 2003 of $0. For the six months ended December 31, 2004, we received net proceeds of $1,043,479 from loans and mortgages payable.

        We currently have no material commitments for capital expenditures.

        The Company is not aware of any known trends, events or uncertainties that have, or reasonably likely to have material impact on this short-term or long-term liquidity. The Company has no internal source of liquidity at the present time and does not generate revenue from sales, however, the Company intends to pursue internal sources of liquidity as explained above, through registration of various shares of stock on a registration statement to be filed with the Securities & Exchange Commission, or through traditional means of obtaining funds through various financial institutions. The Company is in need of additional funds to meet various anticipated capital expenditures which include research and development for drug-screening system for anti-HCV drugs and HBV vaccines, production of products for release into the market, mergers of companies that would align the Company’s business plans, and various funds to market the Company’s technology and products to create interest in the market place. We will need to raise funds either through traditional sources of financing or through the sale of stock to meet these commitments.

        There are a number of trends, ventures, and uncertainties that are reasonably expected to have material impact on the net sales, revenues or income for continued operations. Presently, the Company has no income from operations. The Company will be unable to pursue continued research, development, production, and marketing of its product line in the event it is unable to raise sufficient funds to meet these expenses. There is no assurance that the Company will be able to raise sufficient funds to meet these goals. Further, the Company is subject to government regulation with regard to obtaining SFDA (Chinese FDA) approval for the new products, which at the present has not been accomplished. There may be delays in obtaining approval from the SFDA which would prevent the Company from production and/or marketing of these products. Further, the Company is not protected in all of its intellectual property rights and failure to do so, may allow others to infringe upon the patent.

Currently, the Peoples Republic of China is in a period of growth and is constantly promoting business development in order to bring more business into China. Additionally, a Chinese corporation can be owned by and United States corporation, however, the laws and regulations of China are subject to change and in the event said change occurs, it may affect the ability of Company to operate in the Peoples Republic of China.

The Company’s future success depends on the continued services of its executive management currently in place. The loss of any of their services could be detrimental to the Company and could have an adverse affect on business development. Future success is also dependent on the ability to identify, hire, train, or retain other qualified employees. Competition for these individuals is intense and increasing.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements for the fiscal year ending December 31, 2004.

Impact of Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. We do not expect the adoption of this statement will have a material impact on our financial conditions or results of operations.

In November 2004, Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 151, “Inventory Costs.” The new statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” This statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated audited financial statements for the fiscal period December 31, 2004 with notes are filed herewith following the signature page to this report beginning with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We changed accountants from Michael F. Cronin, C.P.A. to Sherb & Company, LLP on January 24, 2005, and the decision to change accountants was approved by our Board of Directors. There have been no disagreements with accountants on accounting and financial disclosure.

Item 8A. CONTROLS AND PROCEDURES

The closing of the acquisition of Daiying took place on December 16, 2004. The officers and directors of Daiying with the exception of one officer currently reside in China. The Company has set up disclosures, control and procedures, designed to ensure that information required to be disclosed in reports filed under the Securities Act of 1934, as amended, is recorded, processes, summarized, and reported within the specified time period. At the end of the period covered by this report, the Company’s CEO and CFO have evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, which disclose no significant deficiencies or material weaknesses, the Company’s president and director, concluded that the Company’s controls and procedures are effective as of the end of the period covered by this report.

There were no changes in the Company’s internal controls and financial reporting that occurred in the Company’s most recent fiscal quarter, that had materially affected or reasonably likely to materially affect, the corporation’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

The following table sets forth the information regarding our executive officers and directors as of the date of this filing:

Name	Age	Title
Wenxia Guo	37	President, CEO and Director
Peiyi Tian	42	Senior Vice President, CFO, Treasurer and Director
Hongyan Liang	43	Secretary and Vice President
Shiwei Zhang	41	Vice President of Production
Wanyou Zhang	44	Vice President of Operation
Hengli Tang	35	Vice President of Technology
JianJun Liu	37	Director
Huimin Zhang	54	Director

There is one family relationship between officers and directors in this Company in that Wenxia Guo and JianJun Liu are married.

Biography of Officers and Directors

Ms. Wenxia Guo, President and CEO, director. Age 37. Ms. Guo is a graduate of the law major from the college of education of the Xi’an Jiao-Tong University. She started her career as an intern attorney at the Shaanxi Law Office of Economy affairs in 1989. In 1990, Ms. Guo started her own company, a healthcare products company. In the following ten years, she successfully set up companies with various businesses, including pharmaceutical company, restaurant and media companies. She funded the Shaanxi Daiying Biological Engineering Co. Ltd in 2000. The company was renamed to Yangling Daiying Biological Engineering Co. Ltd with more investors in 2001. Ms. Guo has been the Chairman of this company. Ms. Guo was awarded as the outstanding individual award for her work in the 1996 Shaanxi-Hong Kong International Business Summit. She successfully attracted 130 million RMB worth of investment for two projects within the Chen-du Development Zone between 1994 to 1996. Ms. Guo was invited to be a consultant for the development zone by the Chen-du city government for this achievement. Ms. Guo is also involved in the strategic planning of many other businesses that she holds shares. Her personal connections extend to the Singapore Healthcare Product Association, the Business Society of Hong Kong and to many other countries and areas in south-east Asia, all of which form the excellent foundation of developing international markets.

Mr. Peiyi Tian. Senior Vice President, CFO, Treasurer and Director. Age 42, certified accountant. After graduating with an accounting degree from the Shaanxi Financial College, Mr. Tian held various accountant positions in a series of government organizations between 1982 to 1991. He served as the vice director and later director of the accounting department of the Shaanxi Bai Long Co. Ltd. (a publicly traded company) from 1991-1992 and as the CFO of the Xi’an Hua Hai Co. Ltd. From 2000-2001. Mr. Tian joined Yangling in 2001 as the director of the accounting department has now risen to VP, Treasurer, CFO of the company.

Mr. Shiwei Zhang, VP of Production. Age 41. Senior Engineer. Graduated from Beijing Institute of Chemical Engineering. Mr. Zhang brings to Yangling 15 years of drug manufacturing experience. Mr. Zhang worked in several pharmaceutical companies in various capacities of manufacturing, technology development and management, and has extensive drug making experience. He successfully completed several projects related to technology advancement that resulted in reduced cost and increased the profit margin.

Mr. Hongyan Liang. VP and Secretary. Age, 43. Mr. Liang graduated from Beijing University of Aeronautics and Astronautics with a bachelor degree in engineering and is pursuing a master’s degree in computer engineering from Tong-Ji University. He worked in various large aeronautics companies, international trading companies and financial institutions in the capacities of technician, senior engineering and executive manager. Mr. Liang has over 20 years of experience in computer engineering, international trading and financials. He has chaired many large international exhibitions and project exchange conferences. Mr. Liang was a judge on the International Exhibition of Electronics in Pittsburgh, U.S.A.

Mr. Wanyou Zhang, Vice President of Operations. Age, 44. Attorney, graduated from Northwestern College of Law in 1990. Mr. Zhang has over 10 years of legal experience and familiar with Chinese laws and policies. Mr. Zhang joined Yangling as the Chief Consul in November 2001. He is also pursuing an executive MBA at the Shaanxi Five Star Institute of Business Management.

Dr. Hengli Tang, Vice President of Technology. Age, 35. After graduating from the University of Science and Technology in China in 1991 with a master’s degree in biology, he went onto pursue his Ph.D. at the University of California, San Diego. Dr. Tang obtained in Ph.D. in 1998 and conducted both his graduate and post-doctoral training with Dr. Flossie Wong-Staal at the Department of Medicine at the University of California, San Diego. He is currently holding the assistant professor position in the Department of Microbiology at Florida State University, U.S.A.

Mr. Jianjun Liu, Director. Age, 37. He is Chairman of the Board in Xi’an Jin You Sci-tech Investment Management Co., Ltd. from November 2001. From 2000 to November 2001, he is Deputy General Manager of Shaanxi Daiying Biological Engineering Co., Ltd. From 1994 to 1999, he is Chairman of the Board, Shaanxi Daiying Trade Col., Ltd. From 1987 to 1994 he is General Manger of Shaanxi Bao De Trade Co., Ltd.

Ms. Huimin Zhang, Director. Age, 54. She has been independent director of Shaanxi Sai De Sci-Tech Co., Ltd. Since 2003. From 2001 to 2003, she was CFO, Deputy General Manager and General Manager of Shandong Subsidiary of Shaanxi Qin Peng Sci-tech Co. Ltd. From 1990 to 2000 she was director of Sci-Tech Division of Shaanxi Provincine Office of the Second Light Industry.

The officers and directors shall serve until replaced by a vote of the majority of the shareholders. Officers shall serve until removed by the directors.

None of the officers or directors have been subject to bankruptcy, receivership or convicted in any criminal proceedings subject to any criminal proceedings, have been subject to an order, judgment or decree that would otherwise limit their involvement in any type of business, securities or banking activities, and has never been found by a court of competent jurisdiction, or any regulatory agency, to have violated any securities or commodity laws.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors, executive officers, and persons who own more than 5% percent of registered class of the Company’s equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. During the fiscal year ending December 31, 2004, a Form 3, Initial Statement of Beneficial Ownership of Securities was not timely filed by each of the following officers and directors:

Wanyou Zhang and Shiwei Zhang, who filed their Form 3 on March 19, 2005. The delay in filing was in part attributable to the delay in obtaining Edgar codes from the SEC.

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers which is attached to this Annual Report as Exhibit 14.1.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

Summary Compensation Table.

The following table reflects all forms of compensation ending December 31, 2004:

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All other compensation ($)
Wenxia Guo	2004	$8,700	n/a	n/a	-	-	-	-
President, CEO,
Director
Peiyi Tian	2004	$7,200	n/a	n/a	-	-	-	-
Senior VP, CFO,
Treasurer,
Director
Shiwei Zhang, VP	2004	$7,200	n/a	n/a	-	-	-	-
Production
Hongyan Liang	2004	$7,200	n/a	n/a	-	-	-	-
VP, Secretary,
Director
Wanyou Zhang	2004	$2,321	n/a	n/a	-	-	-	-
VP Operation
Hengli Tang	2004	$7,255	n/a	n/a	-	-	-	-
VP Technology
JianJun Liu,	2004	$ 0	n/a	n/a	-	-	-	-
Director
Huimin Zhang	2004	$ 0	n/a	n/a	-	-	-	-
Director
Xiuling Liu	2004	$3,192	n/a	n/a	-	-	-	-
Manager of
Public Relations
Peng Wang	2004	$4,500	n/a	n/a	-	-	-	-
Manager of
Accounting Dept

The above amounts are reflected in U.S. Dollars using a 8.27 to 1 conversion from Yuan to Dollars.

Options granted in the last fiscal year

At the end of fiscal year ending December 31, 2004, no executive officer or director were granted option to purchase shares of common stock.

Fiscal year-end option values

During the fiscal year ending December 31, 2004, no executive officer or director exercised any options to purchase shares of common stock, and as of December 31, 2004, no executive, officer or director possessed any options to purchase shares of common stock.

Directors Remuneration

In 2004 directors were not paid a fee for serving on the board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table set forth as December 31, 2004 information with respect to (a) each person, (including “group”) as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, whose known to the Company to be a beneficial owner of more than 5% of outstanding common stock of the Company, and (b) the number or percentage of the Company’s common stock owned by (a) each of the directors and the executive officers named in the Summary Compensation Table above, and (b) all of the directors and executive officers of the company as a group. The Company believes that unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. The following table sets forth certain information regarding the beneficial ownership of the Company’s common capital stock as of the date of this memorandum by (i) each person known to the Company of having beneficial ownership of more than 5% of the Company’s capital common stock (ii) existing shareholders, (iii) and all others as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owners	Percent of Ownership
Common	Wenxia Guo	8,601,600	24.4%
	16 Weiyi Rd.
	Yangling Demonstration Zone,
	Shaaxi, China

"	Xi'an Jin You Sci-Tech
	Investment Management Co., Ltd.	5,376,000	15.24%
	Fengye Neo-city, Jiezou Ming Yuan,
	B5-70201, Hi-tech District, Xi'an, Shaanxi

"	Shaanxi Da Ze Movie & T.V.
	Cultural Ad Spreading Co., Ltd.	2,800,000	7.94%
	70 Xiying Rd. Xi'an, Shaanxi, China

"	Liu Qiuling	2,688,000	7.6%
	Nanchang Rd. Bldg. 17, Apt# 309,
	Xi'an, Shaanxi, China

"	Zeng Fu Lee	2,688,000	7.6%
	Tongguan Rd, Tongyunsi Complex,
	Apt# 406, Tong Chuan, Shaanxi, China

"	Tianxi Wang	1,881,600	5.3%
	Baoxian St. at Train Station 27,
	Tong Chuan, Shaanxi, China

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

None.

ITEM 13. EXHIBITS

Exhibits and reports on Form 10-K.

    a)        The exhibits included in this report are indicated below.

Exhibit No.	Description of Exhibit

2	Reorganization Agreement (1) andAmendment to Reorganization Agreement (1)

3	(i) Restated Certificate of Incorporation, Certificate of Renewal, Restoration and Revival of Certificate of Incorporation (2)

3	(ii) By-laws (2)

14	Code of Ethics (3)

16	Letter on change of certified accountant (4)

21	Subsidiaries of the Registrant

31	Rule 13(a)-14(a)-15(d) certifications

32	Section 1350 certifications

(1)     Incorporated by reference to Information Statement Form 14C filed on August 19, 2004
(2)     Incorporated by reference to Form 8-K filed on August 8, 2003
(3)     Incorporated by reference to Form 8-K filed on July 7, 2004
(4)     Incorporated by reference to Form 8-K filed on February 11, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.	Disclose, under the caption Audit Fees, the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.3086b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

         Approximately $86,000 for auditing fees for two years, and $27,000 for review of financial statements

2.	Disclose, under the caption Audit-Related Fees, the aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A. Registrants shall describe the nature of the services comprising the fees disclosed under this category.

         $0

3.	Disclose, under the caption Tax Fees, the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. Registrants shall describe the nature of the services comprising the fees disclosed under this category.

         $0

4.	Disclose, under the caption All Other Fees, the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A. Registrants shall describe the nature of the services comprising the fees disclosed under this category.

For the years ending December 31, 2004 and December 31, 2005 for products and services provided by the principal accountant other than services reported in items 9(e) 1 through 9(e)(1) of Schedule 14 A are $0.

         There is no audit committee at present.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2005	Worldwide Biotech & Pharmaceutical Company By: /s/ Wenxia Guo Wenxia Guo Chief Executive Officer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the dates indicated.

Date: March 29, 2005 Date: March 29, 2005 Date: March 29, 2005 Date: March 29, 2005	By: /s/ Wenxiz Guo
       Wenxia Guo
       Chief Executive Officer, Director
      (Principal Executive Officer)

By: /s/ Peiyi Tian
       Peiyi Tian
       VP, Treasurer, CFO, Director
      (Principal Financial and Accounting Officer)

By: /s/ JianJun Liu
       JianJun Liu, Director

By: /s/ Huimin Zhang
Huimin Zhang, Director

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(FORMERLY SUN CITY INDUSTRIES, INC.)
December 31, 2004

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Worldwide Biotech & Pharmaceutical Company and Subsidiary

        We have audited the accompanying consolidated balance sheet of Worldwide Biotech & Pharmaceutical Company and Subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingy, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worldwide Biotech & Pharmaceutical Company and Subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has an accumulated deficit of $1,009,946 and a working capital deficiency of $964,404 at December 31, 2004, had net losses and cash used in operations of $1,463,137 and $668,149, respectively, in 2004. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP Certified Public Accountants

New York, New York
March 5, 2005

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(FORMERLY SUN CITY INDUSTRIES, INC.)
CONSOLIDATED BALANCE SHEET
December 31, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,047,675
Marketable securities	326,012
Prepayments and other current assets	53,163

Total Current Assets	1,426,850

PROPERTY AND EQUIPMENT - Net	1,909,757

OTHER ASSET	527,353

Total Assets	$3,863,960

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$1,812,119
Current portion of mortgages payable	27,855
Accounts payable	534,935
Other current liabilities	16,345

Total Current Liabilities	2,391,254

MORTGAGES PAYABLE, less current portion	261,025

STOCKHOLDERS' EQUITY:
Common stock ($.001 Par Value; 90,000,000 Shares Authorized;
35,257,102 shares issued and outstanding)	35,257
Additional paid-in capital	6,576,323
Accumulated deficit	(4,063,758)
Less: Deferred compensation	(1,009,946)
Less: Accumulated other comprehensive loss	(326,195)

Total Stockholders' Equity	1,211,681

Total Liabilities and Stockholders' Equity	$3,863,960

See notes to consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(FORMERLY SUN CITY INDUSTRIES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003
NET REVENUES	$--	$--

OPERATING EXPENSES:
Research and development	72,916	246,110
Professional fees	173,994	246,872
Stock-based compensation	780,000	--
General and administrative	419,666	256,839

Total Operating Expenses	1,446,576	749,821

LOSS FROM OPERATIONS	(1,446,576)	(749,821)

OTHER INCOME (EXPENSES):
Interest income	14,672	10,575
Interest expense	(190,595)	(28,418)
Other income	113,250	--
Realized gain on sale of marketable securities	46,112	--

Total Other Expenses	(16,561)	(17,843)

NET LOSS	$(1,463,137)	$(767,664)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share	$(0.04)	$(0.02)

Weighted Common Shares Outstanding - basic and diluted	33,643,324	33,600,000

See notes to consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(FORMERLY SUN CITY INDUSTRIES, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004 and 2003

	Common Stock, $.001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance, December 31, 2002	33,600,000	$33,600	$4,803,159	$(1,832,957)	$--	$(304)	$3,003,498
Other comprehensive loss:
Net loss	--	--	--	(767,664)	--	--	(767,664)
Comprehensive loss - change in unrealized loss on
marketable securities-net of taxes of $0	--	--	--	--	--	(227,128)	(227,128)

Total comprehensive loss	--	--	--	--	--	--	(994,792)

Balance, December 31, 2003	33,600,000	33,600	4,803,159	(2,600,621)	--	(227,432)	2,008,706
Issuance of common stock pursuant to share exchange agreement	1,057,102	1,057	(16,182)	--	--	--	(15,125)
Issuance of common shares for services	600,000	600	779,400	--	--	--	780,000
Grant of stock warrants	--	--	1,009,946	--	(1,009,946)	--	--
Other comprehensive loss:
Net loss	--	--	--	(1,463,137)	--	--	(1,463,137)
Comprehensive loss - change in unrealized loss on
marketable securities-net of taxes of $0	--	--	--	--	--	(98,763)	(98,763)

Total comprehensive loss	--	--	--	--	--	--	(1,561,900)

Balance, December 31, 2004	35,257,102	$35,257	$6,576,323	$(4,063,758)	$(1,009,946)	$(326,195)	$1,211,681

See notes to consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(FORMERLY SUN CITY INDUSTRIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,463,137)	$(767,664)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	60,991	40,457
Stock-based compensation	780,000	--
Gain on sale of marketable securities	(46,154)	--
Changes in assets and liabilities:
Prepayments and other current assets	(5,378)	1,012,487
Other assets	--	386
Accounts payable	47,206	469,340
Other current liabilities	(57,677)	(415,443)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(684,149)	339,563

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	120,919	--
Capital expenditures	(1,226,478)	(532,016)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,105,559)	(532,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	1,812,119	--
Payments on loans payable	(604,595)	--
Proceeds from mortgages payable	293,563	--
Payments on loans payable	(4,683)	--

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,496,404	--

EFFECT OF EXCHANGE RATE CHANGES IN CASH	(1,458)	--

NET DECREASE IN CASH AND CASH EQUIVALENTS	(278,762)	(192,453)
CASH AND CASH EQUIVALENTS - beginning of year	1,342,437	1,534,890

CASH AND CASH EQUIVALENTS - end of year	$1,047,675	$1,342,437

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$190,595	$28,418

Income taxes	$--	$--

Non-cash investing and financing activities:
Grant of warrants for deferred compensation	$1,009,946	$--

See notes to consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(FORMERLY SUN CITY INDUSTRIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Worldwide Biotech & Pharmaceuticals Company, formerly Sun City Industries, Inc., (the “Company” or “Worldwide”) was incorporated in Delaware in 1961 as Sun City Dairy Products, Inc., successor to a business founded in 1949. The Company operated as a holding company for various wholly owned subsidiaries that were engaged primarily in the food service marketing and distribution business.

On February 2, 1998, the Company and its prior subsidiaries filed a petition for Relief and Reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (case no. 98-20679). In March 1998, the bankruptcy proceedings were converted to Chapter 7 for liquidation of the Company’s business. As a result of the conversion of the Company’s reorganization, to a case under Chapter 7, the Company’s properties were transferred to a United States Trustee on April 9, 1998 and the Company terminated its business operations. During 1998, the Bankruptcy Trustee disposed of substantially all of the assets of the Company and its subsidiaries. On June 27, 2003, the U.S. Bankruptcy Court completed the sale of the Sun City corporate shell entity.

On April 20, 2004, as amended on August 3, 2004 and effective December 16, 2004, under an Agreement and Plan of Reorganization, the Company issued 33,625,000 shares of the Company’s common stock for the acquisition of all of the outstanding capital stock of Yangling Daiying Biological Engineering Co., Ltd. (“Daiying”), a company incorporated in November 2001 in Shaanxi Province, China. For financial accounting purposes, the exchange of stock will be treated as a recapitalization of Worldwide with the former shareholders of the Company retaining 1,057,102 or approximately 5% of the outstanding stock.

Additionally, as part of the Merger, the Company amended its Articles of Incorporation, whereby it has changed its name to Worldwide Biotech & Pharmaceuticals Company. Further, the Company’s prior management resigned their respective positions with the Company and was replaced by management of Daiying.

Daiying is a biotech company that develops, manufactures, and markets diagnostic reagents, HV (Hepatitis C Viruses), medicines, vaccines and gene carriers.

Basis of Presentation

The consolidated statements include the accounts of Worldwide Biotech & Pharmaceutical Company and Its wholly-owned Subsidiary. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Significant estimates in 2004 and 2003 include the estimated useful lives of property and equipment and the valuation of marketable securities. Actual results could differ from those estimates.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(FORMERLY SUN CITY INDUSTRIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2004

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Marketable securities

Marketable securities consist of investments in equity of publicly traded and non-public domestic companies and are stated at market value based on the most recently traded price of these securities at December 31, 2004. All marketable securities are classified as available for sale at December 31, 2004. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the assets estimated useful lives. Leasehold improvements are amortized over the lesser of the lease term or the asset’s useful lives. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Impairment of long-lived assets

In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required. At December 31, 2004, the Company does not believe that any impairment has occurred.

Concentration of credit risk

Concentration of credit risk with respect to trade accounts receivable is none since it has neither trade accounts receivables nor sales.

The Company’s financial instruments consist primarily of cash, which is invested in money market accounts, marketable securities and accounts payable. The Company considers the book value of these instruments to be indicative of their respective fair value. The Company places its temporary cash investments with high credit quality institutions to limit its exposure.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(FORMERLY SUN CITY INDUSTRIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2004

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, marketable securities, prepayments and other current assets, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2004.

Income taxes

The Company files foreign tax returns in China. The Company follows Statement of Financial Accounting Standards No. 109 — Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation,” and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency. The financial statements are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2004 and 2003 was not material. As of December 31, 2004, the exchange rate for the Chinese Renminbi (RMB) was $1 US for 8.2776 RMB.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(FORMERLY SUN CITY INDUSTRIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2004

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per common share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive due to the Company’s net loss. Basic and dilutive EPS does not include the effect of the 1,400,000 contingently returnable shares (see Note 6–Stockholders’ Deficit) as they are not considered outstanding for EPS purposes.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The Company has not recognized any revenue.

Stock-based compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation –Transition and Disclosure”, which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

Research and development

Research and product development costs are charged to expense as incurred. The Company incurred $72,916 and $246,110 in product development costs for the years ended December 31, 2004 and 2003, respectively.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(FORMERLY SUN CITY INDUSTRIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2004

NOTE 2 — PROPERTY AND EQUIPMENT

At December 31, 2004, property and equipment consisted of the following:

	Estimated Life
Office Furniture and Equipment	5 Years	$ 675,385
Construction in Progress		1,342,890

		2,018,275
Less: Accumulated Depreciation		(108,518)

		$ 1,909,757

For the years ended December 31, 2004 and 2003, depreciation expense amounted to $48,152 and $29,968, respectively.

NOTE 3 – OTHER ASSET

On May 15, 2002, the Company entered into an agreement with the Chinese government, whereby the Company acquired for $556,085 the rights to use certain land until May 14, 2052. The Company is amortizing this land use right over the contract period of 50 years. For the years ended December 31, 2004 and 2003, amortization expense amounted to $12,139 and $10,489, respectively.

NOTE 4 – LOAN PAYABLE

The Company’s borrowings consisted of the following at December 31, 2004:

Loan payable with financial institution, payable on May 28, 2005. The loan payable
includes accrued interest at 4.87% per annum and is non-collateralized	$ 604,040
Loan payable with financial institution, payable on July 13, 2005. The loan payable
includes accrued interest at 6.90% per annum and is non-collateralized	1,208,079

1,812,119
Less: Current portion of loans payable	(1,812,119)

Total	$ --

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(FORMERLY SUN CITY INDUSTRIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2004

NOTE 5 – MORTGAGES PAYABLE

At December 31, 2004, mortgages payable consisted of the following::

Mortgage payable with financial institution, payable in monthly installments with
interest at 4.875% per annum, due December 01, 2009 and collateralized by real property	$ 123,376
Mortgage payable with financial institution, payable in monthly installments with
interest at 4.20% per annum, due June 24, 2024 and collateralized by real property	119,600
Mortgage payable with financial institution, payable in monthly installments with
interest at 4.20% per annum, due June 17, 2024 and collateralized by real property	45,904

288,880
Less: Current portion of mortgages payable	(27,855)

Total	$ 261,025

The minimum future payments for the next five years are as follows:

2005	$27,855
2006	29,489
2007	31,219
2008	33,051
2009	32,238

NOTE 6 – STOCKHOLDERS’ EQUITY

Common stock

In connection with a consulting agreement, the Company issued into escrow 1,400,000 shares of the Company’s common stock, subject to the following restrictions and contingencies: These common shares will be held in escrow to be released to the consultant upon completion of a funding of $4 million within 4 months of the effective date of a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. Consultant shall not participate directly or indirectly in the distribution of securities but instead will only introduce the Company to potential debt or equity funding sources. If during the the four month period the consultant does not complete the funding, all rights, title and interest in such shares will be forfeited and the shares will be cancelled. Since the measurement date is not determinable, the Company did not value these shares. These shares will be valued on the measurement date determined upon release from escrow and deemed earned.

On December 31, 2004, the Company issued 600,000 shares of common stock to employees for services rendered. Such shares were valued at their market value on the date of issuance at $1.30 per share. The Company recorded compensation of $780,000 related to these services.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(FORMERLY SUN CITY INDUSTRIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2004

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

Warrants

On December 14, 2004, in connection with a consulting agreement, the Company granted 3,000,000 warrants to purchase 3,000,000 shares of common stock as follows: 500,000 must be exercised at an exercise price of $.75 per share with 4 months of the effective date of the Registration Statement on Form SB-2, 800,000 at $1.50 per share within 6 months of the same date, 900,000 at $2.50 per share within 9 months of the same date, and 800,000 at $3.50 per share within 12 months of the same date. The fair value of this warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 112 percent; risk-free interest rate of 4.50 percent and an expected holding periods ranging from 4 months to one year. In connection with these warrants, the Company recorded deferred compensation of $1,009,946, which will be amortized over the service period.

A summary of the status of the Company’s outstanding stock warrants granted for services as of December 31, 2004 and changes during the year is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	--	$ --
Granted	3,000,000	2.20
Exercised	--	--
Forfeited	--	--

Outstanding at December 31, 2004	3,000,000	$ 2.20

Warrants exercisable at end of year	--	$ --

Weighted-average fair value of warrants
granted during the year	2004

	$ 2.20

The following information applies to all warrants outstanding at December 31, 2004:

		Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.75	500,000	0.34	$0.75	0	--
$ 1.50	800,000	0.50	$1.50	0	--
$ 2.50	900,000	0.75	$2.50	0	--
$ 3.50	800,000	1.00	$3.50	0	--

	3,000,000

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(FORMERLY SUN CITY INDUSTRIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2004

NOTE 7 — INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” “SFAS 109". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company is governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, enterprises located in special high-tech development zones are subject to tax at a statutory rate of 15%.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for years ended December 31, 2004 and 2003:

	2004	2003
Computed "expected" tax expense	(34.0)%	(34.0)%
Benefits not utilized	34.0%	34.0%

Effective tax rate
	0.0%	0.0%

N0TE 8 – CONSULTING AGREEMENT

On May 14, 2004, effective December 16, 2004, the Company entered into a consulting agreement with a company owned by a shareholder of the Company. The consulting agreement provided for services to be rendered by the related party as an independent contractor, which services include but are not limited to assisting the Company in the dissemination of information pursuant to the Corporation’s obligation to report certain information under the Securities Exchange Act of 1934, as amended. In addition, the Consultant would arrange and/or locate potential debt or equity funding sources without acting in the capacity of a broker/dealer and to assist in obtaining such funding in accordance with agreed upon funding thresholds and to act as a liaison with third parties to comply with informational reporting requirements applicable to public companies.

The Company agreed to compensate Consultant by issuing 1,400,000 shares of stock to be held in escrow to be paid upon completion of funding of $4 million within 4 months of the effective date of the Registration Statement on Form SB-2. Consultant is also entitled to receive up to $1 million to be paid from funding received in excess of $4 million which will be used by Consultant for business related services along with a fee of 1.5% of the amount exceeding $4 million in the event Consultant provides a source of debt financing and 3,000,000 shares of the Corporation’s common stock to be issued in accordance with the terms of a warrant agreement (See note 6).

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(FORMERLY SUN CITY INDUSTRIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2004

N0TE 8 – CONSULTING AGREEMENT (continued)

On May 14, 2004, effective December 16, 2004, the Company and Consultant entered into a Warrant Agreement for the 3,000,000 shares to be paid to Consultant pursuant to the Consulting Agreement also contingent upon the $4,000,000 funding. Of these shares, 500,000 must be exercised at an exercise price of $.75 per share with 4 months of the effective date of the Registration Statement on Form SB-2, 800,000 at $1.50 per share within 6 months of the same date, 900,000 at $2.50 per share within 9 months of the same date, and 800,000 at $3.50 per share within 12 months of the same date. If the fair market value of one share of the Common Stock is greater than the Exercise Price (at the date of calculation as defined in the agreement), in lieu of exercising this warrant by payment of cash, the Holder may elect to receive shares equal to the value (as determined in the agreement) of this Warrant (or the portion thereof being canceled) by surrender of this Warrant at the principal office of the Company together with the properly endorsed Notice of Exercise in which event the Company shall issue to the Holder a number of shares of Common Stock as computed.

The Company and Consultant on August 3, 2004, effective December 16, 2004, entered into an Addendum to Consulting Services Agreement to provide for payment to Consultant of $100,000.00 per year payable in equal monthly installments of $8,333.33 per month to be used by Consultant for various expenses to be incurred on behalf of the Company.

NOTE 9 - COMMITMENTS

The Company leases a facility under an operating lease agreement that expires in April 2005. For the years ended December 31, 2004 and 2003, rent expense amounted to $20,706 and $15,124, respectively.

NOTE 10 — OPERATING RISK

(a) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company’s ability to operate the PRC subsidiaries could be affected.

(b)     Key personnel risk

The Company’s future success depends on the continued services of executive management in China. The loss of any of their services would be detrimental to the Company and could have an adverse effect on business development. The Company does not currently maintain key-man insurance on their lives. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(FORMERLY SUN CITY INDUSTRIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2004

NOTE 11 – GOING CONCERN CONSIDERATIONS

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $1,009,946, a working capital deficit of $946,404 at December, 2004, net losses for the year ended December 31, 2004 of $1,463,147, and cash used in operations during the year ended December 31, 2004 of $668,149.

While the Company is attempting to produce sales, the Company’s cash position may not been significant enough to support the Company’s daily operations. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.