Form 10QSB
period 2005-03-31
Worldwide Biotech & Pharmaceutical CO
filed 2005-05-16
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
             For the quarterly period March 31, 2005

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______ to _______

01-06914
Commission File Number

Worldwide Biotech & Pharmaceutical Company
(Name of small business issuer in its charter)

Delaware	59-0950777
(State or other jurisdiction of Incorporation)	(IRS Employer Identification Number)

.
110 Sarasota Quay, Suite B, Sarasota, Florida 34236	941-365-2521
(Address of principal executive offices)	(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of April 30, 2005, there were 35,257,102 shares of the common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET March 31, 2005
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$766,635
Marketable securities	229,553
Prepayments and other current assets	219,444

Total Current Assets	1,215,632

PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $122,982	2,159,954

OTHER ASSET, net	524,421

Total Assets	$3,900,007

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$1,811,594
Current portion of mortgages payable	27,847
Accounts payable	609,558
Due to related parties	238,092
Other current liabilities	51,093

Total Current Liabilities	2,738,184

MORTGAGES PAYABLE, less current portion	248,057

STOCKHOLDERS' EQUITY:
Common stock ($.001 Par Value; 90,000,000 Shares Authorized;
35,257,102 shares issued and outstanding)	35,257
Additional paid-in capital	6,576,323
Accumulated deficit	(4,769,926)
Less: Deferred compensation	(504,973)
Less: Accumulated other comprehensive loss	(422,915)

Total Stockholders' Equity	913,766

Total Liabilities and Stockholders' Equity	$3,900,007

See notes to consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
NET REVENUES	$--	$--

OPERATING EXPENSES:
Research and development	55,075	25,763
Professional fees	28,861	44,776
Stock-based compensation	504,973	--
General and administrative	73,037	52,865

Total Operating Expenses	661,946	123,404

LOSS FROM OPERATIONS	(661,946)	(123,404)

OTHER INCOME (EXPENSES):
Interest income	2,809	--
Interest expense	(47,031)	(8,375)
Realized gain on sale of marketable securities	--	46,112

Total Other Expenses	(44,222)	37,737

NET LOSS	$(706,168)	$(85,667)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share	$(0.02)	$(0.00)

Weighted Common Shares Outstanding - basic and diluted	35,257,102	33,600,000

See notes to consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(706,168)	$(85,667)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	17,396	12,516
Stock-based compensation	504,973	--
Gain on sale of marketable securities	--	(46,154)
Changes in assets and liabilities:
Prepayments and other current assets	(166,281)	(26,953)
Accounts payable	74,623	(448)
Other current liabilities	34,748	11,836

NET CASH USED IN OPERATING ACTIVITIES	(240,709)	(134,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	--	120,919
Capital expenditures	(264,661)	(402,782)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(264,661)	(281,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	238,092	--
Payments on loans payable	(525)	(555)
Payments on mortgages payable	(12,976)	--

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	224,591	(555)

EFFECT OF EXCHANGE RATE CHANGES IN CASH	(261)	(1,457)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(281,040)	(418,745)
CASH AND CASH EQUIVALENTS - beginning of year	1,047,675	1,342,437

CASH AND CASH EQUIVALENTS - end of period	$766,635	$923,692

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$47,031	$8,375

Income taxes	$--	$--

See notes to consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and notes thereto contained in the Report on Form 10-KSB of Worldwide Biotech & Pharmaceutical Company (“our Company” or the “Company”) as filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company (continued)

On April 20, 2004, as amended on August 3, 2004 and effective December 16, 2004, under an Agreement and Plan of Reorganization, the Company issued 33,600,000 shares of the Company’s common stock for the acquisition of all of the outstanding capital stock of Yangling Daiying Biological Engineering Co., Ltd. (“Daiying”), a company incorporated in November 2001 in Shaanxi Province, China. For financial accounting purposes, the exchange of stock will be treated as a recapitalization of Worldwide with the former shareholders of the Company retaining 1,057,102 or approximately 5% of the outstanding stock.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Significant estimates in 2005 and 2004 include the estimated useful lives of property and equipment and the valuation of marketable securities. Actual results could differ from those estimates.

Marketable securities

Marketable securities consist of investments in equity of publicly traded and non-public domestic companies and are stated at market value based on the most recently traded price of these securities at March 31, 2005. All marketable securities are classified as available for sale at March 31, 2005. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net income (loss) per share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive due to the Company’s net loss. Basic and dilutive EPS does not include the effect of the 1,400,000 contingently returnable shares (see Note 4 –Stockholders’ Deficit) as they are not considered outstanding for EPS purposes. At March 31, 2005, there were warrants to purchase 3,000,000 shares of common stock, which could potentially dilute future earnings per share.

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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The reporting currency is the U.S. dollar. The functional currency of the Company’s Chinese subsidiary, Daiying, is the local currency. The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2005 and 2003 was not material. As of March 31, 2005, the exchange rate for the Chinese Renminbi (RMB) was $1 US for 8.28 RMB.

Concentration of Credit Risk

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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

NOTE 3 – OTHER ASSET

On May 15, 2002, the Company entered into an agreement with the Chinese government, whereby the Company acquired for $556,085 the rights to use certain land until May 14, 2052. The Company is amortizing this land use right over the contract period of 50 years. For the three months ended March 31, 2005 and 2004, amortization expense amounted to $2,932 and $466, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Due to related party

The Chief Executive Officer and a shareholder, from time to time, provided advances to the Company for operating expenses. These advances are short-term in nature and non-interest bearing. The amount due to these related parties at March 31, 2005 was $238,092.

NOTE 5 – STOCKHOLDERS' EQUITY

Common stock

In 2004, in connection with a consulting agreement, the Company issued into escrow 1,400,000 shares of the Company’s common stock, subject to the following restrictions and contingencies: These common shares will be held in escrow to be released to the consultant upon completion of a funding of $4 million within 4 months of the effective date of a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. Consultant shall not participate directly or indirectly in the distribution of securities but instead will only introduce the Company to potential debt or equity funding sources. If during the four month period the consultant does not complete the funding, all rights, title and interest in such shares will be forfeited and the shares will be cancelled. Since the measurement date is not determinable, the Company did not value these shares. These shares will be valued on the measurement date determined upon release from escrow and deemed earned.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

NOTE 4 – STOCKHOLDERS’ EQUITY (continued)

Warrants

A summary of the status of the Company’s outstanding stock warrants granted for services as of March 31, 2005 and changes during the period is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	3,000,000	$ 2.28
Granted	--	--
Exercised	--	--
Forfeited	--	--

Outstanding at March 31, 2005	3,000,000	$ 2.28

Warrants exercisable at end of year	--	$ --

Weighted-average fair value of warrants
granted during the period	2005

	$0.00

The following information applies to all warrants outstanding at March 31, 2005:

		Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)		Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.75	500,000	0	.34$	0.75	0	--
$1.50	800,000	0	.50$	1.50	0	--
$2.50	900,000	0	.75$	2.50	0	--
$3.50	800,000	1	.00$	3.50	0	--

	3,000,000

NOTE 5 — OPERATING RISK

(a) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company’s ability to operate the PRC subsidiaries could be affected.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

NOTE 5 — OPERATING RISK (continued)

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following analysis of our results of operations and financial condition should be read in conjunction with the financial statements of Worldwide Biotech & Pharmaceutical Company for the year ended December 31, 2004 and notes thereto contained in Report on Form 10-KSB of Worldwide Biotech & Pharmaceutical Company as filed with the Securities and Exchange Commission.

This report on Form 10-QSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond our control.

Plan of Operation

We intend to become a supplier of HCV virus for our internal needs and for sale to third parties, such as research institutions and pharmaceutical companies. We intend to continue to develop and refine our ELISA kit and Rapid Test products and produce those products for sale. We will need to pursue our marketing plans to insure both recognition of our product and to create demand. We will continue to develop, refine and pursue patents on our Traditional Chinese Medicine (TCM) products. However, in order to facilitate the transition from a company focused on research and development to a company that produces and sells its products and services will be dependent upon our ability to raise additional capital during the next twelve months. We will pursue capital raising either through conventional loans from various financial institutions or through an offering of our shares after the filing of a registration statement with the Securities and Exchange Commission. We anticipate that in order to finance our business plans and accomplish our goals, we will need to raise approximately $15,000,000 from the second quarter of year 2005 to the end of year 2006. We expect to finish the filing of a registration statement with the Securities and Exchange Commission by the end of the third quarter of 2005. The capital raise is intended to be accomplished largely through conventional loans from Chinese banks with our current property as the collateral before the registration statement is effective. We intend to utilize these funds for production ($1.4 million for year 2005 and $2.44 million for year 2006), R & D ($0.3 million for year 2005 and $0.73 million for year 2006), administration ($0.55 million for year 2005 and $1.77 million for year 2006), acquisitions and mergers of various companies that will foster and promote our business objectives ($7.8 million for year 2006). At present, based upon our current cash position, it is estimated that we can meet our expenses as they currently exist for the next 16 months if we are able to negotiate extensions of certain outstanding loans. There are two loans currently outstanding that will be due this year, $604,040 due on May 28, 2005 and $1,207,554 due in July 2005. We anticipate that we will be able to negotiate a one-year extension on each of these loans, but this has not yet been accomplished. We expect that our expenses for current operations will be similar to that of last year where we spent $684,149. Accordingly, based upon current operations, we can sustain ourselves for a little over 7 months.

For the last two years through December 31, 2004 and through March 31, 2005, we have expended approximately $375,000 on research and product development, and $2,023,155 on plant and equipment. Based upon our current financial condition, we can satisfy our current cash requirements for 7 months.

Additionally, the Company is in negotiations with two companies for a potential acquisition.

Item 2. Management's Discussion and Analysis or Plan of Operation (continued)

Summary of Product Research

During this period of time, we will continue product research and development including optimizing the cell culture system to provide HCV particles to facilitate biology, pathology and immunology research through sales to non-competitive research organizations focused on products non-core to the companies business models and/or license or sell to others for small molecule drug discovery and complex-epitope diagnostics. We plan to develop our next generation diagnostic kit with superior sensitivity and specificity using confrontational epitopes of the Company’s antigen and corresponding specific antibodies, optimize its in-vitro drug screening, start screening some known anti-viral medicine, compound libraries, peptide libraries and extracts of TCM for discovering specific anti-HCV drugs and develop vaccine for HCV based on the Company’s intact HCV virus.

No Expected Equipment Purchase or Change in Number of Employees

We expect if we are able to raise additional funds, we will purchase additional equipment, otherwise, we will not. Further, we do not expect any significant change in the number of employees unless we accomplish a merger with another company.

Critical Accounting Policies

A summary of significant accounting policies is included in Note 1 to the audited financial statements included Form 10-KSB as filed with the Securities and Exchange Commission for the year ended June 30, 2004. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company’s operating results and financial condition.

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

Item 2. Management's Discussion and Analysis or Plan of Operation (continued)

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

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Since the Company was formed in November 2001, it has not earned any revenues and has incurred a net loss since its inception of $4,769,926 through March 31, 2005.

Operating Expenses

For the three months ended March 31, 2005, total operating expenses were $661,946 as compared to $123,404 for the three months ended March 31, 2004, an increase of $538,542, or approximately 436%.

Included in this increase was:

•	For the three months ended March 31, 2005, we incurred research and development expense of $55,075 compared to $25,763 for the three months ended March 31, 2004, an increase of $29,312 or 114%. The increase was due to an increase in amounts of materials consumed in our product development.

•	For the three months ended March 31, 2005, we incurred professional fees of $28,861 as compared to $44,776 for the three months ended March 31, 2004, a decrease of $15,915 or 35.5%. The decrease was due to a decrease in amounts paid to various consultants and professionals related to our patents and related legal matters.

•	Stock-based compensation expense increased to $504,973 for the three months ended March 31, 2005 from $0 for the three months ended March 31, 2004. The increase in stock-based compensation expense was attributable to the amortization of deferred compensation related to previously granted stock warrants.

•	For the three months ended March 31, 2005, general and administrative expenses were $73,037 as compared to $52,865 for the three months ended March 31, 2004, an increase of $20,172, or approximately 38%. In the 2005 period, we incurred additional marketing fees, travel-related expenses and other administrative expenses due to the continued implementation of our business plan.

For the three months ended March 31, 2005, interest expense was $47,031 as compared to $8,375 for the three months ended March 31, 2004 and was related to an increase in borrowings.

Item 2. Management's Discussion and Analysis or Plan of Operation (continued)

For the three months ended March 31, 2004, we recorded a gain on sale of marketable securities of $46,112 as compared to $0 for the three months ended March 31, 2004.

As a result of these factors, we reported a net loss of $706,168 or $.02 per share for the three months ended March 31, 2005, as compared to a net loss of $85,667 or $.00 per share for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had cash and cash equivalents of $766,635.

Net cash used in operating activities for the three months ended March 31, 2005 was $240,709 as compared to net cash used in operating activities of $134,870 for the three months ended March 31, 2004. For the three months ended March 31, 2005, we used cash to fund our loss of $706,168 and to fund prepayments and other current assets of $166,281 offset by non-cash items such as depreciation and amortization of $17,396 and stock-based compensation of $504,973, increases in accounts payable of $74,623 and increases in other current liabilities of $34,748. For the three months ended March 31, 2004, we used cash to fund our loss of $85,667, to fund prepayments and other current assets of $26,953, to repay accounts payable of $448 and had a gain on the sale of marketable securities of $46,154 offset by a non-cash item of depreciation and amortization of $12,516, and increases in other current liabilities of $11,836.

Net cash used in investing activities for the three months ended March 31, 2005 was $264,661 as compared to net cash used in investing activities for the three months ended March 31, 2004 of $281,863. For the three months ended March 31, 2005, we used cash for capital expenditures of $264,661. For the three months ended March 31, 2004, we used cash for capital expenditures of $402,782 offset by cash provided from the sale of marketable securities of $120,919. Net cash provided by financing activities for the three months ended March 31, 2005 was $224,591 as compared to net cash used in financing activities for the three months ended March 31, 2004 of $555. For the three months ended March 31, 2005, we received net proceeds of $238,092 from related party advances offset by the repayment of loans and mortgages payable of $13,501.

We currently have no material commitments for capital expenditures.

We are not aware of any known trends, events or uncertainties that have, or reasonably likely to have material impact on this short-term or long-term liquidity. We have no internal source of liquidity at the present time and do not generate revenue from sales, however, we intend to pursue internal sources of liquidity as explained above, through registration of various shares of stock on a registration statement to be filed with the Securities & Exchange Commission, or through traditional means of obtaining funds through various financial institutions. We are in need of additional funds to meet various anticipated capital expenditures which include research and development for drug-screening system for anti-HCV drugs and HBV vaccines, production of products for release into the market, mergers of companies that would align the Company’s business plans, and various funds to market our technology and products to create interest in the market place. We will need to raise funds either through traditional sources of financing or through the sale of stock to meet these commitments.

Item 2. Management's Discussion and Analysis or Plan of Operation (continued)

There are a number of trends, ventures, and uncertainties that are reasonably expected to have material impact on the net sales, revenues or income for continued operations. Presently, we have no income from operations. We will be unable to pursue continued research, development, production, and marketing of our product line in the event it is unable to raise sufficient funds to meet these expenses. There is no assurance that we will be able to raise sufficient funds to meet these goals. Further, we are subject to government regulation with regard to obtaining SFDA (Chinese FDA) approval for the new products, which at the present has not been accomplished. There may be delays in obtaining approval from the SFDA which would prevent us from production and/or marketing of these products. Further, we are not protected in all of its intellectual property rights and failure to do so, may allow others to infringe upon the patent.

Currently, the Peoples Republic of China is in a period of growth and is constantly promoting business development in order to bring more business into China. Additionally, a Chinese corporation can be owned by a United States corporation, however, the laws and regulations of China are subject to change and in the event said change occurs, it may affect the ability of Company to operate in the Peoples Republic of China.

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

Going Concern

The report from of our independent registered public accounting firm on our audited financial statements at December 31, 2004 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. While a significant portion of our net loss for fiscal 2004 is non-cash, we do not presently generate sufficient revenue to fund our operations. The Company’s limited financial resources have prevented it from aggressively advertising or developing its product to achieve consumer recognition. In order to sustain our current operations and satisfy our current obligations, as well as to obtain sales of our products and services we will require funds for working capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements for the period ending March 31, 2005.

Item 2. Management's Discussion and Analysis or Plan of Operation (continued)

Impact of Recently Issued Accounting Pronouncements

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” This statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations. Item 3. Controls and Procedures

Our Chief Executive Officer and Acting Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers’ evaluation of these controls and procedures as of a date as of the end of the period covered by this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

Item 1. Legal Proceedings

      None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits

The exhibits included in this report are indicated below.

Exhibit No.	Description of Exhibit

31.1	Rule 13a - 14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a - 14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 certification

32.2	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 16, 2005 Date: May 16, 2005 Date: May 16, 2005 Date: May 16, 2005	Worldwide Biotech & Pharmaceutical Company

 /s/ Wenxia Guo
 Wenxia Guo
 Chief Executive Officer, Director
(Principal Executive Officer)

 /s/ Peiyi Tian
 Peiyi Tian
 VP, Treasurer, CFO, Director
 (Principal Financial and Accounting Officer)

 /s/ JianJun Liu
 JianJun Liu, Director

 /s/ Huimin Zhang
Huimin Zhang, Director