Form 10QSB
period 2005-06-30
Worldwide Biotech & Pharmaceutical CO
filed 2005-08-22
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______ to _______

01-06914
Commission File Number

Worldwide Biotech & Pharmaceutical Company
(Name of small business issuer in its charter)

Delaware	59-0950777
(State or other jurisdiction of Incorporation)	(IRS Employer Identification Number)

4 Fenghui South Road, Jie Zuo Mansion, 15th Floor, A10-11501,
Xi’an, Shaanxi, P.R. China, 710075
(Address of principal executive offices)

86-29-88193339
(Issuer’s telephone number, including area code)

N/A
(Former name and former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of August 15, 2005, there were 39,657,102 shares of the common stock issued and outstanding.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
FORM 10-QSB
QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I - FINANCIAL INFORMATION

June 30,2005
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$219,757
Marketable securities	235,264
Prepayments and other current assets	749,002

Total Current Assets	1,204,023

PROPERTY AND EQUIPMENT (Net of accumulated depreciation of $138,634)	2,099,437

OTHER ASSET, net	521,641

Total Assets	$3,825,101

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable	$1,751,208
Current portion of mortgages payable	34,289
Accounts payable	579,165
Due to related parties	363,507
Other current liabilities	46,510

Total Current Liabilities	2,774,679

MORTGAGES PAYABLE, less current portion	241,028

STOCKHOLDERS' EQUITY:
Common stock ($.001 Par Value; 90,000,000 Shares Authorized;
38,657,102 shares issued and outstanding)	38,657
Additional paid-in capital	9,452,923
Accumulated deficit	(7,212,981)
Less: Deferred compensation	(1,052,000)
Less: Accumulated other comprehensive loss	(417,205)

Total Stockholders' Equity	809,394

Total Liabilities and Stockholders' Equity	$3,825,101

See notes to consolidated financial statements
-3-

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Research and development	11,180	43,030	53,393	68,793
Professional fees	38,607	60,472	67,468	105,248
Stock-based consulting expense	2,332,973	-	2,837,946	-
General and administrative	99,614	80,218	170,313	133,083

Total Operating Expenses	2,482,374	183,720	3,129,120	307,124

LOSS FROM OPERATIONS	(2,482,374)	(183,720)	(3,129,120)	(307,124)

OTHER INCOME (EXPENSES):
Interest income	-	-	2,809	-
Interest expense	(19,672)	(16,894)	(66,703)	(25,269)
Other income	90,822	-	43,791	-
Realized gain on sale of marketable securities	-	-	-	46,112

Total Other Income (Expenses)	71,150	(16,894)	(20,103)	20,843

NET LOSS	$(2,411,224)	$(200,614)	$(3,149,223)	$(286,281)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share	$(0.06)	$(0.01)	$(0.09)	$(0.01)

Weighted Common Shares Outstanding - basic and diluted	37,859,300	33,600,000	36,565,389	33,600,000

See notes to consolidated financial statements
-4-

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,149,223)	$(286,281)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	46,567	26,686
Stock-based compensation	2,837,946	-
Gain on sale of marketable securities	-	(46,154)
Changes in assets and liabilities:
Prepayments and other current assets	(695,839)	(138,775)
Accounts payable	44,230	454,775
Other current liabilities	30,165	(54,164)

NET CASH USED IN OPERATING ACTIVITIES	(886,154)	(43,913)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	-	120,919
Capital expenditures	(230,797)	(980,523)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(230,797)	(859,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	363,507	-
Payments on loans payable	(60,911)	(555)
Proceeds from mortgage payable	-	165,586
Payments on mortgages payable	(13,563)	-

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	289,033	165,031

EFFECT OF EXCHANGE RATE CHANGES IN CASH	-	(1,457)

NET DECREASE IN CASH	(827,918)	(739,943)

CASH - beginning of year	1,047,675	1,342,437

CASH - end of period	$219,757	$602,494

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$66,703	$16,893

Income taxes	$-	$-

See notes to consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and notes thereto contained in the Report on Form 10-KSB of Worldwide Biotech & Pharmaceutical Company (“our Company" or the “Company”) as filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

The Company (continued)

On April 20, 2004, as amended on August 3, 2004 and effective December 16, 2004, under an Agreement and Plan of Reorganization, the Company issued 33,600,000 shares of the Company's common stock for the acquisition of all of the outstanding capital stock of Yangling Daiying Biological Engineering Co., Ltd. (“Daiying”), a company incorporated in November 2001 in Shaanxi Province, China. For financial accounting purposes, the exchange of stock will be treated as a recapitalization of Worldwide with the former shareholders of the Company retaining 1,057,102 or approximately 5% of the outstanding stock.

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

Marketable securities

Marketable securities consist of investments in equity of publicly traded and non-public domestic companies and are stated at market value based on the most recently traded price of these securities at June 30, 2005. All marketable securities are classified as available for sale at June 30, 2005. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive due to the Company’s net loss. At June 30, 2005, there were warrants to purchase 3,000,000 shares of common stock, which could potentially dilute future earnings per share.

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

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  To date, the Company has not recognized any revenue.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

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

The reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Daiying, is the local currency. The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2005 and 2004 was not material. As of June 30, 2005, the exchange rate for the Chinese Renminbi (RMB) was $1 US for 8.28 RMB.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. On July 21, 2005, the PRC reported that it would have its currency pegged to a basket of currencies rather than just tied to a fixed exchange rate to the dollar. It also increased the value of its currency 2% higher against the dollar, effective immediately.

If any devaluation of the Renminbi were to occur in the future, returns on our operations in China, which are expected to be in the form of Renminbi, will be negatively affected upon conversion to U.S. dollars. Although we attempt to have most future payments, mainly repayments of loans and capital contributions, denominated in U.S. dollars, if any increase in the value of the Renminbi were to occur in the future, our product sales in China and in other countries may be negatively affected.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 - OTHER ASSET

On May 15, 2002, the Company entered into an agreement with the Chinese government, whereby the Company acquired for $556,085 the rights to use certain land until May 14, 2052. The Company is amortizing this land use right over the contract period of 50 years. For the six months ended June 30, 2005 and 2004, amortization expense amounted to $5,450 and $6,563, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

Due to related party

The Chief Executive Officer and a shareholder, from time to time, provided advances to the Company for operating expenses. These advances are short-term in nature and non-interest bearing. The amount due to these related parties at June 30, 2005 was $363,507.

NOTE 4 - STOCKHOLDERS’ EQUITY

Common stock

In 2004, in connection with a consulting agreement, the Company issued into escrow 1,400,000 shares of the Company's common stock. On April 4, 2005, these shares were released from escrow and delivered to the consultant according to communications between the Company and the consultant. The Company valued these common shares at the fair market value on the dates of grant or $1.20 or $1,680,000 based on the quoted trading price and recorded stock-based consulting expense of $1,680,000.

On May 2, 2005, the Company granted 1,000,000 shares of common stock to consultants for business development and research & development services in connection with a consulting agreement between Inline (Far East) Limited and the Company . The Company valued these shares at the quoted trading price on the date of grant of $0.60 per common share or $600,000. In connection with these shares, for the six months ended June 30, 2005, the Company recorded stock-based consulting expense of $48,000 and deferred consulting expense of $552,000, which will amortized over the service period.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ EQUITY (continued)

On May 6, 2005, the Company granted 1,000,000 shares of common stock to consultants for business development and marketing services in connection to a consulting agreement between Creative Idea Enterprise Limited and the Company. The Company valued these shares at the quoted trading price on the date of grant of $0.60 per common share or $600,000. In connection with these shares, for the six months ended June 30, 2005, the Company recorded stock-based consulting expense of $100,000 and deferred consulting expense of $500,000, which will amortized over the service period.

Warrants

A summary of the status of the Company's outstanding stock warrants granted for services as of June 30, 2005 and changes during the period is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2004	3,000,000	$2.28
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at June 30, 2005	3,000,000	$2.28

Warrants exercisable at end of year	-	$-

Weighted-average fair value of warrants	2005
granted during the period	$0.00

The following information applies to all warrants outstanding at June 30, 2005:

		Warrents Outstanding		Warrents Exercisable
		Contractual	Weighted Average remaining Exercise	Weighted Average	Weighted Average Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$0.75	500,000	0.34	$ 0.75	0	-
$1.50	800,000	0.50	$ 1.50	0	-
$2.50	900,000	0.75	$ 2.50	0	-
$3.50	800,000	1.00	$ 3.50	0	-

	3,000,000

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)

NOTE 5 - OPERATING RISK

(a) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

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

NOTE 6 - SUBSEQUENT EVENT

On Jul 2, 2005, the Company granted 1,000,000 shares of common stock to a consultant for business development services in connection with a two-year consulting agreement between Guangdong Shengewei Media Co. Ltd. and the Company. The Company valued these shares at the quoted trading price on the date of grant of $1.02 per common share or $1,020,000, which will amortized over the service period.

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

Plan of Operation

The Company, by and through our wholly owned subsidiary, Yangling Daiying Biotech and Pharmaceutical Group Co., Ltd., formerly Yangling Daiying Biotech Engineering Co., Ltd. (“Daiying”), a company incorporated on November 2001 in Shaanxi Province, China, has, effective on July 12, 2005, entered into an investment contract with Xi’an Jinyou Investment Management Co., Ltd. (“Jinyou”), for the purposes of forming a new company to be formed as a limited liability company pursuant to the laws and regulations of China, said company to be known as “Shaanxi Daiying Medicine Distribution Co., Ltd.” Pursuant to the Investment Agreement, both Daiying and Jinyou will invest a total of approximately $600,000 U.S. Dollars of which Daiying will invest $445,000 for 90 percent of Shaanxi Daiying and Jinyou will invest approximately $155,000 for 10 percent for Shaanxi Daiying. The new company’s anticipated purpose is the wholesale distribution of traditional Chinese medicine, including Chinese medicine drink tablets, synthetic medicine, antibiotics, biotech medicine and biotech reagents; wholesale of Class II medical devices, Class III medical devices, including but not limited to, medical sewing materials and bond, medical high molecular materials and products, and disposable sterile medical devices. It takes about three months for the new company to apply for its business name at the Business Administration’s office in China, and at said time said funds shall be funded. We believe that this new distribution company will broaden and strengthen our marketing and sales channels in the near future.

We also entered into two separate Memoranda of Understanding through our subsidiary, Daiying. Neither of these transactions has at the present time effectively closed. The first agreement was entered into on January 21, 2005 with Hunan Changde Huaan Pharmaceutical Co., Ltd. (Hunan Changde). Pursuant to this agreement, a merger is contemplated wherein the Company will exchange 482,800 shares of stock for 51% control of Hunan Changde. The second agreement pursuant to Memorandum of Understanding was entered into between Daiying and Hunan Jinjin Pharmaceutical Co., Ltd. (Hunan Jinjin). Pursuant to the Memorandum of Understanding, Daiying is to exchange with various shareholders of Hunan Jinjin 211,570 shares of the Company plus approximately $410,000 in cash to acquire 65% of Hunan Jinjin. The remaining 35% would be controlled by individuals previously affiliated with Hunan Jinjin.

We are preparing to audit these two pharmaceutical companies and we expect the acquisition transactions will be closed in the third quarter of 2005. Both of Hunan Changde and Hunan Jinjin own dozens of drugs with National Drug License Numbers from SFDA in China (license for producing and sales of certain medicine freely in China). We expect increased sales and revenue generated from medicines from these two companies during the third and forth quarter of year 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operation (continued)

We intend to continue our research on Hepatitis C virus (HCV), which includes, but not limited to, screening anti-HCV medicines by using our drug screening system based on our in vitro HCV cell culturing system, developing HCV human vaccines. We intend to continue to develop and refine our ELISA kit and Rapid Test products and produce those products for sale. We will need to pursue our marketing plans to ensure both recognition of our product and to create demand. We will continue to develop, refine and pursue patents on our Traditional Chinese Medicine (TCM) products. The Company received SFDA regulation approval for “Hu Gan Tablets”, the liver-care medicine, on June 20, 2005 - National Drug License Number is Z20054104. The Company also received SFDA regulation approval for “Yi Qing Granules”, the anti-inflammation medicine, on June 30, 2005 - National Drug License Number Z20054251. The production and sales of these medicines will start from the third quarter of 2005.

In order to facilitate the transition from a company focused on research and development to a company that produces and sells its products and services, we will be dependent upon our ability to raise additional capital during the next 12 months. We will pursue capital raising either through conventional loans from various financial institutions or through an offering of our shares after the filing of a registration statement with the Securities and Exchange Commission. We anticipate that in order to finance our business plans and accomplish our goals, we will need to raise approximately $15,000,000 from the second quarter of year 2005 to the end of year 2006. We expect to finish the filing of a registration statement with the Securities and Exchange Commission by the end of the third quarter of 2005. The capital raise is intended to be accomplished largely through conventional loans from Chinese banks with our current property as the collateral before the registration statement is effective. We intend to utilize these funds for R & D, production, marketing and sales, administration, and acquisitions and mergers of Hunan Changde and Hunan Jinjin or more pharmaceutical companies that will foster and promote our business objectives.

Since inception, we have expended approximately $795,000 on research and product development, and $2,238,000 on plant and equipment. Based upon our current financial condition, we can satisfy our current cash requirements for seven months.

Summary of Product Research

During this period of time, we will continue product research and development including optimizing the cell culture system to provide HCV particles to facilitate biology and immunology research of HCV. We plan to develop our next generation diagnostic kit with superior sensitivity and specificity using confrontational epitopes of the Company’s antigen and corresponding specific antibodies, optimize our in-vitro drug screening, start screening some known anti-viral medicine, compound libraries, peptide libraries and extracts of TCM for discovering specific anti-HCV drugs. We will continue our research on attenuated live human vaccine for HCV. Our research team is also actively seeking new technologies and products through collaborations with other companies, research institutes and other organizations.

No Expected Equipment Purchase or Change in Number of Employees

We expect, if we are able to raise additional funds, we will purchase additional equipment, otherwise, we will not. Further, we do not expect any significant change in the number of employees unless we accomplish a merger with another company.

Critical Accounting Policies

A summary of significant accounting policies is included in Note 1 to the audited financial statements included Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2004. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition.

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

We record property and equipment at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to ten years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. We review the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

Results of Operations for six months ended June 30, 2005 compared to six months ended June 30, 2004

Since we were formed in November 2001, we have not earned any revenues and have incurred a net loss since our inception of $7,212,981 through June 30, 2005, including non-cash stock-based consulting expense of $3,617,946 from the issuance of common stock and granting stock warrants to consultants.

Item 2. Management’s Discussion and Analysis or Plan of Operation (continued)

Operating Expenses

For the six months ended June 30, 2005, total operating expenses were $3,129,120 as compared to $307,124 for the six months ended June 30, 2004, an increase of $2,821,996, or approximately 918.8%. Included in this increase was:

•
For the six months ended June 30, 2005, we incurred research and development expense of $53,393 compared to $68,793 for the six months ended June 30, 2004, a decrease of $15,400 or 22%. The decrease was due to a decrease in amounts of materials consumed in our product development.

•
For the six months ended June 30, 2005, we incurred professional fees of $67,468 as compared to $105,248 for the six months ended June 30, 2004, a decrease of $37,780 or 36%. The decrease was due to a decrease in amounts paid to various consultants and professionals related to our patents and related legal matters.

•
Stock-based compensation expense increased to $2,837,946 for the six months ended June 30, 2005 from $0 for the six months ended June 30, 2004. The increase in stock-based compensation expense was attributable to the amortization of deferred compensation related to previously granted stock warrants and the granting of common stock to consultants for business development services rendered. As of June 30, 2005, we had deferred consulting expense of $1,052,000 that will be amortized into operations in the future that will have a negative effect on our operations. We expect to incur similar stock-based compensation and consulting expense in the future.

•
For the six months ended June 30, 2005, general and administrative expenses were $170,313 as compared to $133,083 for the six months ended June 30, 2004, an increase of $37,230, or approximately 28%. In the 2005 period, we incurred additional marketing fees, travel-related expenses and other administrative expenses due to the continued implementation of our business plan.

For the six months ended June 30, 2005, interest expense was $66,703 as compared to $25,269 for the six months ended June 30, 2004 and was related to an increase in borrowings.

For the six months ended June 30, 2004, we recorded a gain on sale of marketable securities of $46,112 as compared to $0 for the six months ended June 30, 2005.

For the six months ended June 30, 2005, we recorded other income of $43,791 as compared to $0 for the six months ended June 30, 2004 due to the receipt of government subsidiaries.

As a result of these factors, we reported a net loss of $3,149,223 or $.09 per share for the six months ended June 30, 2005, as compared to a net loss of $286,281 or $.01 per share for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had cash and cash equivalents of $219,757.

Net cash used in operating activities for the six months ended June 30, 2005 was $891,604 as compared to net cash used in operating activities of $43,913 for the six months ended June 30, 2004 and primarily related to our net loss.

Item 2. Management’s Discussion and Analysis or Plan of Operation (continued)

Net cash used in investing activities for the six months ended June 30, 2005 was $230,797 as compared to net cash used in investing activities for the six months ended June 30, 2004 of $859,604. For the six months ended June 30, 2005, we used cash for capital expenditures of $230,797. For the six months ended June 30, 2004, we used cash for capital expenditures of $980,523 offset by cash provided from the sale of marketable securities of $120,919.

Net cash provided by financing activities for the six months ended June 30, 2005 was $289,033 as compared to net cash provided by financing activities for the six months ended June 30, 2004 of $165,586. For the six months ended June 30, 2005, we received net proceeds of $363,507 from related party advances offset by the repayment of loans and mortgages payable of $74,474. For the six months ended June 30, 2004, we received net proceeds of $165,586 from mortgages to acquire our land rights offset by the repayment of loans $555.

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

Currently, the People’s Republic of China is in a period of growth and is constantly promoting business development in order to bring more business into China. Additionally, a Chinese corporation can be owned by United States corporation, however, the laws and regulations of China are subject to change and in the event the said change occurs, it may affect the ability of Company to operate in the People’s Republic of China.

Our future success depends on the continued services of our executive management currently in place. The loss of any of their services could be detrimental to us and could have an adverse affect on business development. Future success is also dependent on the ability to identify, hire, train, or retain other qualified employees. Competition for these individuals is intense and increasing.

Item 2. Management’s Discussion and Analysis or Plan of Operation (continued)

Going Concern

The report from of our independent registered public accounting firm on our audited financial statements at December 31, 2004 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. While a significant portion of our net loss for fiscal 2004 is non-cash, we do not presently generate sufficient revenue to fund our operations. The Company's limited financial resources have prevented it from aggressively advertising or developing its product to achieve consumer recognition. In order to sustain our current operations and satisfy our current obligations, as well as to obtain sales of our products and services we will require funds for working capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements for the period ending June 30, 2005.

Impact of Recently Issued Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R").  FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees.  FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006.  We are in process of evaluating the impact of this pronouncement on our financial position.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation (continued)

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

PART II

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2004, in connection with a consulting agreement, we issued into escrow 1,400,000 shares of the Company's common stock. On April 4, 2005, these shares were released from escrow and delivered to the consultant according to communications between the Company and the consultant.

On May 2, 2005, we granted 1,000,000 shares of common stock to our new consultant, Inline (Far East) Limited, for business development and research & development services. The Company valued these shares at the quoted trading price on the date of grant of $0.60 per common share or $600,000.

On May 6, 2005, we granted 1,000,000 shares of common stock to our new consultant, Creative Idea Enterprise Limited, for business development and marketing services. The Company valued these shares at the quoted trading price on the date of grant of $0.60 per common share or $600,000.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The exhibits included in this report are indicated below.

Exhibit No.	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Worldwide Biotech & Pharmaceutical Company

Date: August 19, 2005     /s/ Wenxia Guo
------------------------------------
Wenxia Guo
Chief Executive Officer, Director
(Principal Executive Officer)

Date: August 19, 2005     /s/ Peiyi Tian
-----------------------------------
Peiyi Tian
VP, Treasurer, CFO, Director
(Principal Financial and Accounting Officer)

Date: August 19, 2005     /s/ JianJun Liu
-----------------------------------
JianJun Liu, Director

Date: August 19, 2005     /s/ Huimin Zhang
-----------------------------------
Huimin Zhang, Director