Form 10KSB/A
period 2004-12-31
Worldwide Biotech & Pharmaceutical CO
filed 2005-11-14
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2004

☐ TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d)
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
(Address of principal executive offices)   (Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under to Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for its most recent fiscal year: NONE

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

In 2003 after three years of extensive research, scientists at Daiying were able to culture in vitro HCV which was the main hurdle that needed to be overcome to allow continued research and product development. HCV virus produced in Daiying has viral genome replication, viral gene expression and protein production/processing demonstrated using molecular biological approaches. The titer of virus in the culture medium is over 106 which are much higher than that in patient serum. The purified virus are stable for 2 years in -20°C¢-80. °C. The viruses produced possess well-define biological HCV characteristics that are inheritable and the virus have propagated in the Daiying over 30 generations.

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

We have also initiated HCV vaccine research, which has been awarded the prestigious Chinese government high-Tech 863 grant. The purpose of the grant is to foster technological developments that may benefit China’s high-tech industry. The grant is used for research expenses and the total amount of the grant was $50,000.00 which was paid in the amount of $12,500.00 per year commencing in June 2002. As of January 2005, the total amount of the grant was funded to the company. The soundness and innovation of the proposed project and its technical merit and feasibility are reviewed and the funds are used to fund this particular project.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

Daiying obtained a Chinese patent of AThe Intact Hepatitis C Virus (HCV) and Method for Culturing HCV in-vitro by Cell Culture@ on October 23, 2002. The patent number is 01124001.6. A pending Patent Co-operation Treaty (PCT) international application was filed on August 2, 2002 to cover countries and areas including the United States, Japan, Korea, Russia and the European Union, and obtained the priority protection from these countries.

On February 5, 2004, Daiying filed a patent application to United States Patent and Trademark Office, the processing number is 10/486,024. The publication number is US-2004-0166488-A1.

On March 11, 2004, Daiying filed patent application to The European Patent Office. The processing number is 02754159.8. The Company registered ADaiying Biotech@ as its trademark at the National Institute of Trademark in China effective May 21, 2002 to May 20, 2012. The Company has no licenses, franchises, concessions, royalty agreements, or labor contracts.

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

ITEM 2. DESCRIPTION OF PROPERTY

Plants

The Company’s headquarters is located in Yangling, which is only 82 km away from Xi’an, one of the biggest cities in China. Daiying has a Good Manufacturing Practice (GMP) compliant manufacturing facility which is one of the few GMP compliant facilities for both biological and pharmaceutical products in China. The Company’s manufacturing plant is in Shaanzi province. The Company acquired 35,940 m5 of land in the Yangling Agricultural Hi-tech Industrial Demonstration Zone in China. Daiying has already constructed a 5,359 m5 GMP standard facility. The overall production facility meets the cleanness standard of 10,000-grade GMP compliance, and it includes a production facility for HCV particles and antigens, a biological kits facility, and a fully-equipped factory for producing Traditional Chinese Medicine (TCM) and Western solid medicines. This plant was built higher than required under Pharmaceutical Industrial Standards and Regulations of China. This property was acquired from the Chinese government on May 15, 2002 for $556,085 and Daiying was granted the use of this land until May 14, 2052.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Market Information

The Company’s common stock is traded on the OTCBB under the symbol “WWBP.” The Company=s common stock consists of 90,000,000 shares authorized of which, as of December 31, 2004, there are 36,657,102 shares issued and outstanding. The common stock started under the symbol SC11 on August 20, 2003, the effective date of the 1-100 reverse stock split. There has been virtually no active trading in our shares. The following is the high and low prices of our stock for the last eight quarters.

Quarterly Common Stock Price Ranges

Quarter	2003	2004
		High	Low
First	No data	No data	No data
Second	No data	$5.00	$1.01
Third	No data	$5.00	$1.20
Fourth	No data	$2.00	$1.14

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

ITEM 7. FINANCIAL STATEMENTS

Our consolidated audited financial statements for the fiscal period December 31, 2003 and December 31, 2004 with notes are on the following page _____ with page F-1.

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

There were no changes in the Company’s internal controls and financial reporting that occurred in the Company’s most recent fiscal quarter, that had materially affected or reasonably likely to materially affect, the corporation=s internal control over financial reporting.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

Summary Compensation Table.
The following table reflects all forms of compensation ending December 31, 2004:

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All other compensation ($)
Wenxia Guo President, CEO, Director	2004	$8,700	n/a	n/a	-	-	-	-
Peiyi Tian Senior VP, CFO, Treasurer, Director	2004	$7,200	n/a	n/a	-	-	-	-
Shiwei Zhang, VP Production	2004	$7,200	n/a	n/a	-	-	-	-
Hongyan Liang VP, Secretary, Director	2004	$7,200	n/a	n/a	-	-	-	-
Wanyou Zhang VP Operation	2004	$2,321	n/a	n/a	-	-	-	-
Hengli Tang VP Technology	2004	$7,255	n/a	n/a	-	-	-	-
JianJun Liu, Director	2004	$0	n/a	n/a	-	-	-	-
Huimin Zhang Director	2004	$0	n/a	n/a	-	-	-	-
Xiuling Liu Manager of Public Relations	2004	$3,192	n/a	n/a	-	-	-	-
Peng Wang Manager of Accounting Dept	2004	$4,500	n/a	n/a	-	-	-	-

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Title of	Name and Address	Amount and Nature	Percent of
Class	of Beneficial Owner	of Beneficial Owners	Ownership

Common	Wenxia Guo	8,601,600	24.4%
16 Weiyi Rd.
Yangling Demonstration Zone,
Shaaxi, China

“	Xi’an Jin You Sci-Tech
	Investment Management Co., Ltd.	5,376,000	15.24%
	Fengye Neo-city, Jiezou Ming Yuan,
	B5-70201, Hi-tech District, Xi’an, Shaanxi

“	Shaanxi Da Ze Movie & T.V.
	Cultural Ad Spreading Co., Ltd.	2,800,000	7.94%
	70 Xiying Rd. Xi’an, Shaanxi, China

“	Liu Qiuling	2,688,000	7.6%
	Nanchang Rd. Bldg. 17, Apt# 309,
	Xi’an, Shaanxi, China

“	Zeng Fu Lee	2,688,000	7.6%
	Tongguan Rd, Tongyunsi Complex,
	Apt# 406, Tong Chuan, Shaanxi, China

“	Tianxi Wang	1,881,600	5.3%
	Baoxian St. at Train Station 27,
	Tong Chuan, Shaanxi, China

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

None.

ITEM 13. EXHIBITS

Exhibits and reports on Form 10-K.

a) The exhibits included in this report are indicated below.

Exhibit No.	Description of Exhibit
2	Reorganization Agreement (1) and Amendment to Reorganization Agreement (1)
3 (i)	Restated Certificate of Incorporation, Certificate of Renewal, Restoration and Revival of Certificate of Incorporation (2)
3 (ii)	By-laws (2)
14	Code of Ethics (3)
16	Letter on change of certified accountant (4)
23	Consent of experts and counsel
31	Rule 13(a)-14(a)-15(d) certifications
32	Section 1350 certifications

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

Dayling as a private company was billed in 2003 $36,000.00 for auditing fees. The company was billed $30,000.00 for 10-KSB for December 31, 2004, billed $3,000.00 for 10-QSB for March 31, 2005, and was billed $3,000.00 for 10-QSB for June 30, 2005. The company does not have responsive information as to Sun City prior to the acquisition of Daiyling.

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

Worldwide Biotech & Pharmaceutical Company

Date: November 14, 2005        By: /s/ Wenxia Guo
------------------------------------
Wenxia Guo
Chief Executive Officer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the dates indicated.

Date: November 14, 2005        By: /s/ Wenxiz Guo
------------------------------------
Wenxia Guo
Chief Executive Officer, Director
(Principal Executive Officer)

Date: November 14, 2005        By: /s/ Peiyi Tian
-----------------------------------
Peiyi Tian
VP, Treasurer, CFO, Director
(Principal Financial and Accounting Officer)

Date: November 14, 2005        By: /s/ JianJun Liu
-----------------------------------
JianJun Liu, Director

Date: November 14, 2005        By: /s/ Huimin Zhang
------------------------------------
Huimin Zhang, Director

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(FORMERLY SUN CITY INDUSTRIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
December 31, 2004

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Worldwide Biotech & Pharmaceutical Company and Subsidiary

We have audited the accompanying consolidated balance sheet of Worldwide Biotech & Pharmaceutical Company and Subsidiary (a development stage company) as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has a deficit accumulated during development stage of $1,009,946 and a working capital deficiency of $964,404 at December 31, 2004, had net losses and cash used in operations of $1,463,137 and $668,149, respectively, in 2004. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, the consolidated financial statements have been restated.

/s/Sherb & Co., LLP
Certified Public Accountants

New York, New York
March 5, 2005
(October 11, 2005 as to Note 2 and as to the effects of the restatement discussed in Note 2)

This Annual Report on Form 10-KSB/A of Worldwide Biotech & Pharmaceutical Company for the fiscal quarter ended December 31, 2004 is being filed for the purpose of

•
revising certain disclosures and accounting treatment related to 1,400,000 shares of common stock and 3,000,000 warrants that were incorrectly valued. We initially valued these equity instruments using the fair value at date of grant and was amortizing the value over the service period. Since these shares and warrants are earned over the term of the agreement and are subject to forfeiture, the Company revised its financial statements and has accounted for these under variable accounting. Accordingly, the Company records at fair value the unearned shares and warrants each period through the term of the agreement or release from escrow.

•	to reflect the Company as a development stage enterprise as defined under paragraph 8 and 9 of SFAS 7.

This report on Form 10KSB/A supercedes in its entirety the previously filed Annual Report for December 31, 2004.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(FORMERLY SUN CITY INDUSTRIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET (RESTATED - SEE NOTE 2)
December 31, 2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,047,675
Marketable securities	326,012
Prepayments and other current assets	53,163
Total Current Assets	1,426,850
PROPERTY AND EQUIPMENT - Net	1,909,757
OTHER ASSET:	527,353
Other asset, net	527,353

Total Other Asset	527,353
Total Assets	$3,863,960
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable	$1,812,119
Current portion of mortgages payable	27,855
Accounts payable	534,935
Other current liabilities	16,345
Total Current Liabilities	2,391,254
MORTGAGES PAYABLE, less current portion	261,025
STOCKHOLDERS' EQUITY:
Common stock ($.001 Par Value; 90,000,000 Shares Authorized;
35,257,102 shares issued and outstanding)	35,257
Additional paid-in capital	5,802,206
Deficit accumulated during development stage	(4,299,587)
Less: Accumulated other comprehensive loss	(326,195)
Total Stockholders' Equity	1,211,681
Total Liabilities and Stockholders' Equity	$3,863,960

See notes to consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(FORMERLY SUN CITY INDUSTRIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED - SEE NOTE 2)
			For the Period
			from November 26,
	For the Years Ended		2001 (inception) to
	December 31,		December 31,
	2004	2003	2004

NET REVENUES	$-	$-	$-

OPERATING EXPENSES:
Research and development	72,916	246,110	639,860
Professional fees	409,823	246,872	656,695
Stock-based compensation	780,000	-	1,828,593
General and administrative	419,666	256,839	1,135,653

Total Operating Expenses	1,682,405	749,821	4,260,801

LOSS FROM OPERATIONS	(1,682,405)	(749,821)	(4,260,801)

OTHER INCOME (EXPENSES):
Interest income	14,672	10,575	25,247
Interest expense	(190,595)	(28,418)	(226,239)
Other income	113,250	-	116,094
Realized gain on sale of marketable securities	46,112	-	46,112

Total Other Expenses	(16,561)	(17,843)	(38,786)

NET LOSS	$(1,698,966)	$(767,664)	$(4,299,587)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share	$(0.05)	$(0.02)	$(0.13)

Weighted Common Shares Outstanding - basic and diluted	33,643,324	33,600,000	33,601,465
See notes to consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(FORMERLY SUN CITY INDUSTRIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (RESTATED - SEE NOTE 2)
For the Years Ended December 31, 2004 and 2003 and
for the period from November 16, 2001 (inception) to December 31, 2004
				Deficit		Accumulated
	Common Stock, $.001 Par Value		Additional	Accumulated During		Other	Total
	Number of		Paid-in	Development	Deferred	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Compensation	Loss	Equity

Balance, November 16, 2001 (inception)	$-	$-	$-	$-	$-	$-	$-
Issuance of founders' shares for cash and services	33,600,000	33,600	4,803,159	-	-	-	4,836,759
Other comprehensive loss:
Net loss	-			(1,403,291)			(1,403,291)
Comprehensive loss - change in unrealized loss on
marketable securities-net of taxes of $0	-	-	-	-	-	-	-
Total comprehensive loss	-	-	-	-	-		(1,403,291)
Balance, December 31, 2001	33,600,000	33,600	4,803,159	(1,403,291)	-	-	3,433,468
Other comprehensive loss:
Net loss			-	(429,666)			(429,666)
Comprehensive loss - change in unrealized loss on
marketable securities-net of taxes of $0					-	(304)	(304)
Total comprehensive loss	-	-	-	-	-	-	(429,970)
Balance, December 31, 2002	33,600,000	33,600	4,803,159	(1,832,957)	-	(304)	3,003,498
Other comprehensive loss:
Net loss			-	(767,664)			(767,664)
Comprehensive loss - change in unrealized loss on
marketable securities-net of taxes of $0					-	(227,128)	(227,128)
Total comprehensive loss	-	-			-	-	(994,792)
Balance, December 31, 2003	33,600,000	33,600	4,803,159	(2,600,621)	-	(227,432)	2,008,706
Issuance of common stock pursuant to share exchange agreement	1,057,102	1,057	(16,182)	-	-	-	(15,125)
Issuance of common shares for services	600,000	600	779,400		-		780,000
Valuation of contingently issuable shares	-	-	151,667	-	-	-	151,667
Value attibutavble to grant of stock warrants	-	-	84,162	-	-	-	84,162
Other comprehensive loss:
Net loss			-	(1,698,966)			(1,698,966)
Comprehensive loss - change in unrealized loss on
marketable securities-net of taxes of $0					-	(98,763)	(98,763)
Total comprehensive loss	-	-			-	-	(1,797,729)
Balance, December 31, 2004	35,257,102	$35,257	$5,802,206	$(4,299,587)	$-	$(326,195)	$1,211,681

See notes to consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(FORMERLY SUN CITY INDUSTRIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED - SEE NOTE 2)

			For the Period
			From November 26,
	For the Years Ended		2001 (inception) to
	December 31,		December 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,698,966)	$(767,664)	$(4,299,587)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	60,991	40,457	137,265
Stock-based compensation and consulting	1,015,829	-	2,064,422
Gain on sale of marketable securities	(46,154)	-	(46,154)
Changes in assets and liabilities:
Prepayments and other current assets	(5,378)	1,012,487	(53,163)
Other assets	-	386	-
Accounts payable	47,206	469,340	534,935
Other current liabilities	(57,677)	(415,443)	1,220
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(684,149)	339,563	(1,661,062)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	120,919	-	120,919
Investment in marketable securities	-	-	(725,514)
Capital expenditures	(1,226,478)	(532,016)	(2,049,884)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,105,559)	(532,016)	(2,654,479)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	-	-	3,788,166
Proceeds from loans payable	1,812,119	-	1,892,223
Payments on loans payable	(604,595)	-	(604,595)
Proceeds from mortgages payable	293,563	-	293,563
Payments on mortgages payable	(4,683)	-	(4,683)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,496,404	-	5,364,674
EFFECT OF EXCHANGE RATE CHANGES IN CASH	(1,458)	-	(1,458)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(294,762)	(192,453)	1,047,675
CASH AND CASH EQUIVALENTS - beginning of period	1,342,437	1,534,890	-
CASH AND CASH EQUIVALENTS - end of period	$1,047,675	$1,342,437	$1,047,675
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$190,595	$24,232	$223,067
Income taxes	$-	$-	$-
Non-cash investing and financing activities:
Acquisition of land rights for loan payable	$-	$-	$524,491
See notes to consolidated financial statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On April 20, 2004, as amended on August 3, 2004 and effective December 16, 2004, under an Agreement and Plan of Reorganization, the Company issued 33,625,000 shares of the Company's common stock for the acquisition of all of the outstanding capital stock of Yangling Daiying Biological Engineering Co., Ltd. (“Daiying”), a company incorporated in November 2001 in Shaanxi Province, China. For financial accounting purposes, the exchange of stock will be treated as a recapitalization of Worldwide with the former shareholders of the Company retaining 1,057,102 or approximately 5% of the outstanding stock.

Additionally, as part of the Merger, the Company amended its Articles of Incorporation, whereby it has changed its name to Worldwide Biotech & Pharmaceuticals Company. Further, the Company’s prior management resigned their respective positions with the Company and was replaced by management of Daiying.

Daiying is a high-tech biopharmaceutical company that specializes in the development and potential marketing of viruses/viral vectors, external diagnostic reagents, prophylactic vaccines for humans, and oral solid dosage forms of traditional Chinese medicine. The Company is currently developing a hepatitis C vaccine primarily in China. The Company employs 86 full time employees at four Chinese facilities, with corporate headquarters, manufacturing facilities and main laboratory in the Yangling Agricultural Hi-Tech Industrial Demonstration Zone, Shaanxi Province, China.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the assets estimated useful lives. Leasehold improvements are amortized over the lesser of the lease term or the asset's useful lives. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

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

Concentration of credit risk

Concentration of credit risk with respect to trade accounts receivable is none since it has neither trade accounts receivables or sales.

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

Income taxes

The Company files foreign tax returns in China. The Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Loss per common share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive due to the Company’s net loss. Basic and dilutive EPS does not include the effect of the 1,400,000 contingently returnable shares (see Note 6-Stockholders’ Deficit) as they are not considered outstanding for EPS purposes.

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

NOTE 2 - RESTATEMENT OF 2005

For the year ending on December 31, 2004, the Company revised certain accounting treatment and disclosure related to 1,400,000 shares of common stock and 3,000,000 warrants that were incorrectly valued. The Company initially valued these equity instruments using the fair value at date of grant and was amortizing the value over the service period. Since these shares and warrants are earned over the term of the agreement and are subject to forfeiture, the Company revised its financial statements and has accounted for these under variable accounting. Accordingly, the Company records at fair value the unearned shares and warrants each period through the term of the agreement or release from escrow. The adjustments to the financial statements for the adjustments were as follows:

1. Balance Sheet:

a) Additional paid-in capital increased by $1,738,448 to $5,802,206 from $4,063,758 and deferred compensation decreased by $1,009,946 related to the revaluation of warrants and common stock under the variable method of accounting.
b) The Company’s deficit accumulated during development stage increased by $235,829 related to the revaluation of warrants and common stock under the variable method of accounting in the current period and for the year ended December 31, 2004.

2. Statement of Operations:

a) Net loss increased by $253,829 to $1,698,966 from $1,463,137. Additionally, the Company added a column to the statement of operations to reflect cumulative net losses since inception.

3. Statement of Cash Flows:

a) For the twelve months ended December 31, 2004, net loss increased by $235,829 to $1,698,966 from $1,463,137 and stock-based compensation increased by $235,829. Additionally, the Company added a column to the statement of cash flows to reflect cumulative cash flow activity since inception.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2004, property and equipment consisted of the following:

	Estimated Life
Office Furniture and Equipment	5 Years	$675,385
Construction in Progress		1,342,890
		2,018,275
Less: Accumulated Depreciation		(108,518)

		$1,909,757

For the years ended December 31, 2004 and 2003, depreciation expense amounted to $48,152 and $29,968, respectively.

NOTE 3 - OTHER ASSET

On May 15, 2002, the Company entered into an agreement with the Chinese government, whereby the Company acquired for $556,085 the rights to use certain land until May 14, 2052. The Company is amortizing this land use right over the contract period of 50 years. For the years ended December 31, 2004 and 2003, amortization expense amounted to $12,139 and $10,489, respectively.

NOTE 4 - LOAN PAYABLE

The Company’s borrowings consisted of the following at December 31, 2004:

Loan payable with financial institution, payable on May 28, 2005. The loan payable includes accrued interest at 4.87% per annum and is non-collateralized.	$604,040

Loan payable with financial institution, payable on July 13, 2005. The loan payable includes accrued interest at 6.90% per annum and is non-collateralized.	1,208,079
1,812,119

Less: Current portion of loans payable	(1,812,119)

Total	$-

NOTE 5 - MORTGAGES PAYABLE

At December 31, 2004, mortgages payable consisted of the following::

Mortgage payable with financial institution, payable in monthly installments with interest at 4.875% per annum, due December 01, 2009 and collateralized by real property.	$123,376

Mortgage payable with financial institution, payable in monthly installments with interest at 4.20% per annum, due June 24, 2024 and collateralized by real property.	119,600

Mortgage payable with financial institution, payable in monthly installments with interest at 4.20% per annum, due June 17, 2024 and collateralized by real property.	45,904
288,880
Less: Current portion of mortgages payable	(27,855)

Total	$261,025

The minimum future payments for the next five years are as follows:
2005	$27,855
2006	29,489
2007	31,219
2008	33,051
2009	32,238

NOTE 6 - STOCKHOLDERS’ EQUITY

Common stock

In connection with a consulting agreement, the Company issued into escrow 1,400,000 shares of the Company's common stock, subject to the following restrictions and contingencies: These common shares will be held in escrow to be released to the consultant upon completion of a funding of $4 million within 4 months of the effective date of a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. Consultant shall not participate directly or indirectly in the distribution of securities but instead will only introduce the Company to potential debt or equity funding sources. If during the four month period the consultant does not complete the funding, all rights, title and interest in such shares will be forfeited and the shares will be cancelled. Since these shares are earned over the term of the agreement and are subject to forfeiture, the Company has accounted for these under variable accounting method pursuant to EITF 96-18. Accordingly, the Company records at fair value the unearned shares each period through the term of the agreement. As of December 31, 2004, the Company has recognized stock compensation and additional paid in capital of $151,667, respectively.

On December 31, 2004, the Company issued 600,000 shares of common stock to employees for services rendered. Such shares were valued at their market value on the date of issuance at $1.30 per share. The Company recorded compensation of $780,000 related to these services.

Warrants

On December 14, 2004, in connection with a consulting agreement, the Company granted 3,000,000 warrants to purchase 3,000,000 shares of common stock as follows: 500,000 must be exercised at an exercise price of $.75 per share with 4 months of the effective date of the Registration Statement on Form SB-2, 800,000 at $1.50 per share within 6 months of the same date, 900,000 at $2.50 per share within 9 months of the same date, and 800,000 at $3.50 per share within 12 months of the same date. The fair value of this warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 112 percent; risk-free interest rate of 4.50 percent and an expected holding periods ranging from 4 months to one year. Since these warrants are earned over the term of the agreement and are subject to forfeiture, the Company has accounted for these under variable accounting method pursuant to EITF 96-18. Accordingly, the Company records at fair value the calculated value of the warrants earned at the end of each period until the warrants are earned. As of December 31, 2004, the Company has recognized stock compensation and additional paid in capital of $84,162, respectively. The above aggregate stock-based consulting expense of $84,162 may increase or decrease under the variable accounting method until such time as the warrants are earned.

A summary of the status of the Company's outstanding stock warrants granted for services as of December 31, 2004 and changes during the year is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2003	-	$-
Granted	3,000,000	2.20
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2004	3,000,000	$2.20

Warrants exercisable at end of year	-	$-

Weighted-average fair value of warrants
granted during the year	2004

	$2.20

The following information applies to all warrants outstanding at December 31, 2004:

		Warrants Outstanding		Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$0.75	500,000	0.34	$0.75	0	-
$1.50	800,000	0.50	$1.50	0	-
$2.50	900,000	0.75	$2.50	0	-
$3.50	800,000	1.00	$3.50	0	-

	3,000,000

NOTE 7 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" "SFAS 109". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company is governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, enterprises located in special high-tech development zones are subject to tax at a statutory rate of 15%.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for years ended December 31, 2004 and 2003:

	2004	2003

Computed "expected" tax expense	(34.0)%	(34.0)%
Benefits not utilized	34.0%	34.0%

Effective tax rate	0.0%	0.0%

N0TE 8 - CONSULTING AGREEMENT

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

The Company and Consultant on August 3, 2004, effective December 16, 2004, entered into an Addendum to Consulting Services Agreement to provide for payment to Consultant of $100,000 per year payable in equal monthly installments of $8,333.33 per month to be used by Consultant for various expenses to be incurred on behalf of the Company.

NOTE 9- COMMITMENTS

2004 The Company leases a facility under an operating lease agreement that expires in April 2005. For the years ended December 31, 2004 and 2003, rent expense amounted to $20,706 and $15,124, respectively.

NOTE 10 - OPERATING RISK

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

NOTE 11 - GOING CONCERN CONSIDERATIONS

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $4,299,587, a working capital deficit of $946,404 at December, 2004, net losses for the year ended December 31, 2004 of $1,698,966, and cash used in operations during the year ended December 31, 2004 of $684,149.

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