Form 10QSB/A
period 2005-03-31
Worldwide Biotech & Pharmaceutical CO
filed 2005-11-14
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period: March 31, 2005

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

Index

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
FORM 10-QSB
QUARTERLY PERIOD ENDED March 31, 2005

Index

This Quarterly Report on Form 10-QSB/A of Worldwide Biotech & Pharmaceutical Company for the fiscal quarter ended March 31, 2005 is being filed for the purpose of

•
revising certain disclosures and accounting treatment related to 1,400,000 shares of common stock and 3,000,000 warrants that were incorrectly valued. We initially valued these equity instruments using the fair value at date of grant and was amortizing the value over the service period. Since these shares and warrants are earned over the term of the agreement and are subject to forfeiture, the Company revised its financial statements and has accounted for these under variable accounting. Accordingly, the Company records at fair value the unearned shares and warrants each period through the term of the agreement or release from escrow.

•	to reflect the Company as a development stage enterprise as defined under paragraph 8 and 9 of SFAS 7.

This report on Form 10QSB/A supercedes in its entirety the previously filed Quarterly Report for March 31, 2005.

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET RESTATED - SEE NOTE 2
March 31, 2005
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$766,635
Marketable securities	229,553
Prepayments and other current assets	219,444
Total Current Assets	1,215,632
PROPERTY AND EQUIPMENT (Net of accumulated depreciation of $122,982)	2,159,954
OTHER ASSET, net	524,421
Other asset, net	524,421

Total Other Asset	524,421
Total Assets	$3,900,007
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable	$1,811,594
Current portion of mortgages payable	27,847
Accounts payable	609,558
Due to related parties	238,092
Other current liabilities	51,093
Total Current Liabilities	2,738,184
MORTGAGES PAYABLE, less current portion	248,057
STOCKHOLDERS' EQUITY:
Common stock ($.001 Par Value; 90,000,000 Shares Authorized;
35,257,102 shares issued and outstanding)	35,257
Additional paid-in capital
Additional paid-in capital	7,061,728
Deficit accumulated during development stage	(5,760,304)
Less: Accumulated other comprehensive loss	(422,915)
Total Stockholders' Equity	913,766
Total Liabilities and Stockholders' Equity	$3,900,007
See notes to consolidated financial statements

Index

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS RESTATED - SEE NOTE 2
(Unaudited)
			For the Period
			from November 26,
	For the Three Months Ended		2001 (inception) to
	March 31,		March 31,
	2005	2004	2005
NET REVENUES	$-	$-	$-
OPERATING EXPENSES:
Research and development	55, 075	25,763	694,935
Professional fees	28, 861	44,776	685,556
Stock-based compensation	1,259,522	-	3,088,115
General and administrative	73,037	52,865	1,208,690
Total Operating Expenses	1,416,495	123,404	5,677,296
LOSS FROM OPERATIONS	(1,416,495)	(123,404)	(5,677,296)
OTHER INCOME (EXPENSES):
Interest income	2,809	-	28,056
Interest expense	(47,031)	(8,375)	(273,270)
Other income	-	-	116,094
Realized gain on sale of marketable securities	-	46,112	46,112
Total Other Expenses	(44,222)	37,737	(83,008)
NET LOSS	$(1,460,717)	$(85,667)	$(570,304)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share	$(0.04)	$(0.00)	$(0.17)
Weighted Common Shares Outstanding - basic and diluted	35,257,102	33,600,000	33,722,145

See notes to consolidated financial statements

Index

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY RESTATED - SEE NOTE 2
For the Years Ended December 31, 2005 and 2004
				Deficit		Accumulated
	Common Stock, $.001 Par Value		Additional	Accumulated During		Other	Total
	Number of		Paid-in	Development	Deferred	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Compensation	Loss	Equity

Balance, December 31, 2001	33,600,000	$33,600	$4,803,159	$(1,403,291)	$-	$-	$3,433,468

Other comprehensive loss:
Net loss			-	(429,666)			(429,666)
Comprehensive loss - change in unrealized loss on
marketable securities-net of taxes of $0					(304)	(304)	(304)

Total comprehensive loss	-	-	-	-	-	-	(429,970)

Balance, December 31, 2002	33,600,000	$33,600	$4,803,159	$(1,832,957)	$-	$(304)	$3,003,498

Other comprehensive loss:
Net loss			-	(767,664)			(767,664)
Comprehensive loss - change in unrealized loss on
marketable securities-net of taxes of $0					-	(227,128)	(227,128)

Total comprehensive loss	-	-			-	-	(994,792)

Balance, December 31, 2003	33,600,000	33,600	4,803,159	(2,600,621)	-	(227,432)	2,008,706

Issuance of common stock pursuant to share exchange agreement	1,057,102	1,057	(16,182)	-	-	-	(15,125)

Issuance of common shares for services	600,000	600	779,400	-	-	-	780,000

Valuation of contingently issuable shares	-	-	151,667	-	-	-	151,667

Value attributable to grant of stock warrants	-	-	84,162	-	-	-	84,162

Other comprehensive loss:
Net loss	-	-	-	(1,698,966)	-	-	(1,698,966)
Comprehensive loss - change in unrealized loss on
marketable securities-net of taxes of $0	-	-	-	-	-	(98,763)	(98,763)

Total comprehensive loss	-	-			-	-	(1,797,729)

Balance, December 31, 2004	35,257,102	35,257	5,802,206	(4,299,587)	-	(326,195)	1,211,681

Issuance of common shares for services	-	-	-	-	-	-	-

Valuation of contingently issuable shares	-	-	828,334	-	-	-	828,334

Value attributable to grant of stock warrants	-	-	431,188	-	-	-	431,188

Other comprehensive loss:
Net loss	-	-	-	(1,460,717)	-	-	(1,460,717)
Comprehensive loss - change in unrealized loss on
marketable securities-net of taxes of $0	-	-	-	-	-	(96,720)	(96,720)

Total comprehensive loss	-	-	-	-	-	-	(1,557,437)

Balance, March 31, 2005	35,257,102	$35,257	$7,061,728	$(5,760,304)	$-	$(422,915)	$913,766
See notes to consolidated financial statements

Index

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS RESTATED - SEE NOTE 2
(Unaudited)
			For the Period
			From November 26,
	For the Three Months Ended		2001 (inception) to
	March 31,		March 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,460,717)	$(85,667)	$(5,760,304)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	17,396	12,516	154,661
Stock-based compensation	1,259,522	-	3,323,944
Gain on sale of marketable securities	-	(46,154)	(46,154)
Changes in assets and liabilities:
Prepayments and other current assets	(166,281)	(26,953)	(219,444)
Accounts payable	74,623	(448)	609,558
Other current liabilities	34,748	11,836	35,968
NET CASH USED IN OPERATING ACTIVITIES	(240,709)	(134,870)	(1,901,771)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	-	120,919	120,919
Investment in marketable securities	-	-	(725,514)
Capital expenditures	(264,661)	(402,782)	(2,314,545)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(264,661)	(281,863)	(2,919,140)
CASH FLOWS FROM FINANCING ACTIVITIES (USED IN):
Capital contributions	-	-	3,788,166
Proceeds from loans payable	-	-	1,892,223
Proceeds from related party advances	238,092	-	238,092
Payments on loans payable	(525)	(555)	(605,120)
Proceeds from mortgages payable	-	-	293,563
Payments on mortgages payable	(12,976)	-	(17,659)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	224,591	(555)	5,589,265
EFFECT OF EXCHANGE RATE CHANGES IN CASH	(261)	(1,457)	(1,719)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(281,040)	(418,745)	766,635
CASH AND CASH EQUIVALENTS - beginning of period	1,047,675	1,342,437	-
CASH AND CASH EQUIVALENTS - end of period	$766,635	$923,692	$766,635
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$47,031	$8,375	$273,270
Income taxes	$-	$-	$-
Non-cash investing and financing activities:
Acquisition of land rights for loan payable	$-	$-	$524,491

Index

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

The Company

Worldwide Biotech & Pharmaceuticals Company, formerly Sun City Industries, Inc., (the “Company” or “Worldwide”) (a development stage company) was incorporated in Delaware in 1961 as Sun City Dairy Products, Inc., successor to a business founded in 1949. The Company operated as a holding company for various wholly owned subsidiaries that were engaged primarily in the food service marketing and distribution business.
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

Index

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

Net income (loss) per share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive due to the Company’s net loss. Basic and dilutive EPS does not include the effect of the 1,400,000 contingently returnable shares (see Note 4 -Stockholders’ Deficit) as they are not considered outstanding for EPS purposes. At March 31, 2005, there were warrants to purchase 3,000,000 shares of common stock, which could potentially dilute future earnings per share.

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

Index

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

NOTE 2 - RESTATEMENT OF 2005

For the three months ending March 31, 2005, the Company revised certain accounting treatment and disclosure related to 1,400,000 shares of common stock and 3,000,000 warrants that were incorrectly valued. The Company initially valued these equity instruments using the fair value at date of grant and was amortizing the value over the service period. Since these shares and warrants are earned over the term of the agreement and are subject to forfeiture, the Company revised its financial statements and has accounted for these under variable accounting. Accordingly, the Company records at fair value the unearned shares and warrants each period through the term of the agreement or release from escrow. The adjustments to the financial statements for the adjustments were as follows:

Index

1. Balance Sheet:

a) Additional paid-in capital increased by $485,405 to $7,061,728 from $6,576,323 and deferred compensation decreased by $504,973 related to the revaluation of warrants and common stock under the variable method of accounting.

b) The Company’s deficit accumulated during development stage increased by $990,378 related to the revaluation of warrants and common stock under the variable method of accounting in the current period and for the year ended December 31, 2004.

2. Statement of Operations:

a) Stock-based compensation expense increased by $754,549 and related to the revaluation of warrants and common stock under the variable method of accounting in the current period. Net loss increased by $754,549 to $1,460,717 from $706,168. Additionally, the Company added a column to the statement of operations to reflect cumulative net losses since inception.

3. Statement of Cash Flows:

a) For the three months ended March 31, 2005, net loss increased by $754,549 to $1,460,717 from $706,168 and stock-based compensation increased by $754,549. Additionally, the Company added a column to the statement of cash flows to reflect cumulative cash flow activity since inception.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to related party

The Chief Executive Officer and a shareholder, from time to time, provided advances to the Company for operating expenses. These advances are short-term in nature and non-interest bearing. The amount due to these related parties at March 31, 2005 was $238,092.

NOTE 5 - STOCKHOLDERS’ EQUITY

Common stock

In 2004, in connection with a consulting agreement, the Company issued into escrow 1,400,000 shares of the Company's common stock, subject to the following restrictions and contingencies: These common shares will be held in escrow to be released to the consultant upon completion of a funding of $4 million within 4 months of the effective date of a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. Consultant shall not participate directly or indirectly in the distribution of securities but instead will only introduce the Company to potential debt or equity funding sources. If during the four month period the consultant does not complete the funding, all rights, title and interest in such shares will be forfeited and the shares will be cancelled. Since these shares are earned over the term of the agreement and are subject to forfeiture, the Company has accounted for these under variable accounting. Accordingly, the Company records at fair value the unearned shares each period through the term of the agreement. For the three months ended March 31, 2005, the Company has recognized stock compensation and additional paid-in capital of $828,333, respectively. On April 4, 2005, the Company issued and released to this consultant all 1,400,000 shares of common stock under the provision in the consulting agreement which is quoted as: “If a loan commitment is obtained with current rates and terms the company is obligated to take it but if refused by China Biotech the shares and warrants will be considered earned".

Index

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

Since these warrants are earned over the term of the agreement and are subject to forfeiture, the Company has accounted for these under variable accounting method pursuant to EITF 96-18. Accordingly, the Company records at fair value the calculated value of the warrants earned at the end of each period until the warrants are earned. For the three months ended March 31, 2005, the Company has recognized additional stock compensation and additional paid in capital of $431,188, respectively. The above aggregate stock-based consulting expense of $431,188 may increase or decrease under the variable accounting method until such time as the warrants are earned. On April 4, 2005, the Company settled with the consultant and the warrants were deemed earned.

A summary of the status of the Company's outstanding stock warrants granted for services as of March 31, 2005 and changes during the period is as follows:
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2004	-	$-
Granted	3,000,000	2.28
Exercised	-	-
Forfeited	-	-

Outstanding at March 31, 2005	3,000,000	$2.28

Warrants exercisable at end of year	-	$-

Weighted-average fair value of warrants
granted during the Period	2005

	$2.28

Index
The following information applies to all warrants outstanding at March 31, 2005:

		Warrants Outstanding		Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$0.75	500,000	0.34	$0.75	0	-
$1.50	800,000	0.50	$1.50	0	-
$2.50	900,000	0.75	$2.50	0	-
$3.50	800,000	1.00	$3.50	0	-

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

Index
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

Index
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

Index
Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Since the Company was formed in November 2001, it has not earned any revenues and has incurred a net loss since its inception of $5,760,304 through March 31, 2005.

Operating Expenses

For the three months ended March 31, 2005, total operating expenses were $1,416,495 as compared to $123,404 for the three months ended March 31, 2004, an increase of $1,293,091, or approximately 1,048%.

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

•
Stock-based compensation expense increased to $1,259,522 for the three months ended March 31, 2005 from $0 for the three months ended March 31, 2004. The increase in stock-based compensation expense was attributable to the valuation of issuable common shares and warrants under the variable method of accounting.

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

For the three months ended March 31, 2004, we recorded a gain on sale of marketable securities of $46,112 as compared to $0 for the three months ended March 31, 2005.

As a result of these factors, we reported a net loss of $1,460,717 or $.04 per share for the three months ended March 31, 2005, as compared to a net loss of $85,667 or $.00 per share for the three months ended March 31, 2004.

Index
LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had cash and cash equivalents of $766,635.

Net cash used in operating activities for the three months ended March 31, 2005 was $240,709 as compared to net cash used in operating activities of $134,870 for the three months ended March 31, 2004. For the three months ended March 31, 2005, we used cash to fund our loss of $1,460,717 and to fund prepayments and other current assets of $166,281 offset by non-cash items such as depreciation and amortization of $17,396 and stock-based compensation of $1,259,522, increases in accounts payable of $74,623 and increases in other current liabilities of $34,748. For the three months ended March 31, 2004, we used cash to fund our loss of $85,667, to fund prepayments and other current assets of $26,953, to repay accounts payable of $448 and had a gain on the sale of marketable securities of $46,154 offset by a non-cash item of depreciation and amortization of $12,516, and increases in other current liabilities of $11,836.

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

Index
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

Item 3. Controls and Procedures

Our Chief Executive Officer and Acting Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date as of the end of the period covered by this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Worldwide Biotech & Pharmaceutical Company

Date: November 14, 2005                /s/ Wenxia Guo
------------------------------------
Wenxia Guo
Chief Executive Officer, Director
(Principal Executive Officer)

Date: November 14, 2005                                       /s/ Peiyi Tian
-----------------------------------
Peiyi Tian
VP, Treasurer, CFO, Director
(Principal Financial and Accounting Officer)

Date: November 14, 2005                              /s/ JianJun Liu
-----------------------------------
JianJun Liu, Director

Date: November 14, 2005                             /s/ Huimin Zhang
------------------------------------
Huimin Zhang, Director

Index