Form 10QSB/A
period 2005-06-30
Worldwide Biotech & Pharmaceutical CO
filed 2005-11-14
CIK 95302

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
Xi'an, Shaanxi, P.R. China, 710075
(Address of principal executive offices)

86-29-88193339
(Issuer's telephone number, including area code)

N/A
(Former name and former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of August 15, 2005, there were 39,657,102 shares of the common stock issued and outstanding.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY FORM 10-QSB QUARTERLY PERIOD ENDED JUNE 30, 2005

INDEX

This Quarterly Report on Form 10-QSB/A of Worldwide Biotech & Pharmaceutical Company for the fiscal quarter ended June 30, 2005 is being filed for the purpose of

o	revising certain disclosures and accounting treatment related to 1,400,000 shares of common stock and 3,000,000 warrants that were incorrectly valued. We initially valued these equity instruments using the fair value at date of grant and was amortizing the value over the service period. Since these shares and warrants are earned over the term of the agreement and are subject to forfeiture, the Company revised its financial statements and has accounted for these under variable accounting. Accordingly, the Company records at fair value the unearned shares and warrants each period through the term of the agreement or release from escrow.

o	to reflect the Company as a development stage enterprise as defined under paragraph 8 and 9 of SFAS 7.

        This report on Form 10QSB/A supercedes in its entirety the previously filed Quarterly Report for June 30, 2005.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WORLDWIDE BIOTECH & PHARMACEUTICAL
COMPANY AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET (RESTATED- SEE NOTE 2)
June 30,2005
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 219,757
Marketable securities	235,264
Prepayments and other current assets	749,002

Total Current Assets	1,204,023
PROPERTY AND EQUIPMENT (Net of accumulated depreciation of $138,634)	2,099,437
OTHER ASSET, net
521,641

Total Assets	$ 3,825,101

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$ 1,751,208
Current portion of mortgages payable	34,289
Accounts payable	579,165
Due to related parties	363,507
Other current liabilities	46,510

Total Current Liabilities	2,774,679

MORTGAGES PAYABLE, less current portion	241,028

STOCKHOLDERS' EQUITY:
Common stock ($.001 Par Value; 90,000,000 Shares Authorized;
38,657,102 shares issued and outstanding)	38,657
Additional paid-in capital	9,326,434
Deficit accumulated during development stage	(7,086,492)
Less: Deferred compensation	(1,052,000)
Less: Accumulated other comprehensive loss	(417,205)

Total Stockholders' Equity	809,394

Total Liabilities and Stockholders' Equity	$ 3,825,101

See notes to consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL
COMPANY AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED - SEE NOTE 2)
(Unaudited)

	For the Three Months Ended June 30, 2005 2004		For the Six Months Ended June 30, 2005 2004		For the Period from November 26, 2001 (inception) to June 30, 2005
NET REVENUES	$--	$--	$--	$--	$--

OPERATING EXPENSES:
Research and development	11,180	43,030	53,393	68,793	693,253
Professional fees	38,607	60,472	67,468	105,248	724,163
Stock-based consulting expense	1,970,655	--	2,475,628	--	4,304,221
General and administrative	99,614	80,218	170,313	133,083	1,305,966

Total Operating Expenses	2,120,056	183,720	2,766,802	307,124	7,027,603

LOSS FROM OPERATIONS	(2,120,056)	(183,720)	(2,766,802)	(307,124)	(7,027,603)

OTHER INCOME (EXPENSES):
Interest income	--	--	2,809	--	28,056
Interest expense	(19,672)	(16,894)	(66,703)	(25,269)	(292,942)
Other income	90,822	--	43,791	--	159,885
Realized gain on sale of marketable securities	--	--	--	46,112	46,112

Total Other Income (Expenses)	71,150	(16,894)	(20,103)	20,843	(58,889)

NET LOSS	$(2,048,906)	$(200,614)	$(2,786,905)	$(286,281)	$(7,086,492)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share	$(0.05)	$(0.01)	$(0.08)	$(0.01)	$(0.21)

Weighted Common Shares Outstanding
- basic and diluted	37,859,300	33,600,000	36,565,389	33,600,000	33,722,145

See notes to consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (RESTATED – SEE NOTE 2)
For the Years Ended December 31, 2005 and 2004

	Common Stock, $.001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Other Comprehensive Loss	Accumulated Total Stockholders' Equity
Balance, December 31, 2003	33,600,000	33,600	4,803,159	(2,600,621)	--	(227,432)	2,008,706

Issuance of common stock pursuant
to share exchange agreement	1,057,102	1,057	(16,182)	--	--	--	(15,125)
Issuance of common shares for
services	600,000	600	779,400	--	--	--	780,000
Valuation of contingently issuable
shares	--	--	151,667	--	--	--	151,667
Value attributable to grant of
stock warrants	--	--	84,162	--	--	--	84,162
Other comprehensive loss:
Net loss
	--	--	--	(1,698,966)	--	--	(1,698,966)
Comprehensive loss - change in
unrealized loss on marketable
securities-net of
taxes of $0	--	--	--	--	--	(98,763)	(98,763)

Total comprehensive loss	--	--	--	--	--	--	(1,797,729)

Balance, December 31, 2004	35,257,102	35,257	5,802,206	(4,299,587)	--	(326,195)	1,211,681
Issuance of common shares for
services	2,000,000	2,000	1,198,000	--	(1,200,000)		--
Valuation of contingently shares
issued for services	1,400,000	1,400	1,526,933				1,528,333
Value attributable to grant of
stock warrants	--	--	799,295	--	--	--	799,295
Amortization of deferred
compensation					148,000		148,000
Other comprehensive loss:
Net loss			--	(2,786,905)			(2,786,905)
Comprehensive loss - change in
unrealized loss on marketable
securities-net of
taxes of $0					--	(91,010)	(91,010)

Total comprehensive loss	--	--			--	--	(2,877,915)

Balance, June 30, 2005	38,657,102	$38,657	$9,326,434		(7,086,492)	$(417,205)	$809,394

See notes to consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED - SEE NOTE 2)
(Unaudited)

	For the Six Months Ended June 30, 2005 2004		For the Period From November 26, 2001 (inception) to June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,786,905)	$(286,281)	$(7,086,492)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	46,567	26,686	183,832
Stock-based compensation	2,475,628	--	4,540,050
Gain on sale of marketable securities	--	(46,154)	(46,154)
Changes in assets and liabilities:
Prepayments and other current assets	(695,839)	(138,775)	(749,002)
Accounts payable	44,230	454,775	579,165
Other current liabilities	30,165	(54,164)	31,384

NET CASH USED IN OPERATING ACTIVITIES	(886,154)	(43,913)	(2,547,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	--	120,919	120,919
Investment in marketable securities	--	--	(725,514)
Capital expenditures	(230,797)	(980,523)	(2,280,681)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(230,797)	(859,604)	(2,885,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	--	--	3,788,166
Proceeds from loans payable	--	--	1,892,223
Proceeds from related party advances	363,507	--	363,507
Payments on loans payable	(60,911)	(555)	(665,506)
Proceeds from mortgage payable	--	165,586	293,563
Payments on mortgages payable	(13,563)	--	(18,246)

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	289,033	165,031	5,653,707

EFFECT OF EXCHANGE RATE CHANGES IN CASH	--	(1,457)	(1,457)

NET DECREASE IN CASH	(827,918)	(739,943)	219,757
CASH - beginning of period	1,047,675	1,342,437	--

CASH - end of period	$219,757	$602,494	$219,757

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest
	$66,703	$16,893	$292,942

Income taxes
	$--	$--	$--

Non-cash investing and financing activities:
Acquisition of land rights for loan payable	$--	$--	$524,491

See notes to consolidated financial statements

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

The Company

Worldwide Biotech & Pharmaceuticals Company (a development stage company, (the “Company” or “Worldwide”) was incorporated in Delaware in 1961 as Sun City Dairy Products, Inc., successor to a business founded in 1949. The Company operated as a holding company for various wholly owned subsidiaries that were engaged primarily in the food service marketing and distribution business.

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

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. On July 21, 2005, the PRC reported that it would have its currency pegged to a basket of currencies rather than just tied to a fixed exchange rate to the dollar. It also increased the value of its currency 2% higher against the dollar, effective immediately.

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

NOTE 2 – RESTATEMENT OF 2005

For the six months ending June 30, 2005, the Company revised certain accounting treatment and disclosure related to 1,400,000 shares of common stock and 3,000,000 warrants that were incorrectly valued. The Company initially valued these equity instruments using the fair value at date of grant and was amortizing the value over the service period. Since these shares and warrants are earned over the term of the agreement and are subject to forfeiture, the Company revised its financial statements and has accounted for these under variable accounting. Accordingly, the Company records at fair value the unearned shares and warrants each period through the term of the agreement or release from escrow. The adjustments to the financial statements for the adjustments were as follows:

1.     Balance Sheet:

    a)        Additional paid-in capital decreased by $126,489 to $ 9,326,434 from $9,452,923 related to the revaluation of warrants and common stock under the variable method of accounting.

    b)        The Company’s deficit accumulated during development stage increased by $7,086,492 related to the revaluation of warrants and common stock under the variable method of accounting in the current period and for the year ended December 31, 2004.

2.     Statement of Operations:

    a)        Stock-based compensation expense decreased by $362,318 and related to the revaluation of warrants and common stock under the variable method of accounting in the current period. Net loss decreased by $362,318 to $2,786,905 from $3,149,223. Additionally, the Company added a column to the statement of operations to reflect cumulative net losses since inception and a column of operation results for three months end on June 30, 2005.

3.     Statement of Cash Flows:

    a)        For the six months ended June 30, 2005, net loss decreased by $362,318 to $2,786,905 from $3,149,223. Additionally, the Company added a column to the statement of cash flows to reflect cumulative cash flow activity since inception and a column of operation results for three months end on June 30, 2005.

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

NOTE 5 – STOCKHOLDERS’ EQUITY

Common stock

In 2004, in connection with a consulting agreement, the Company issued into escrow 1,400,000 shares of the Company’s common stock. On April 4, 2005, the Company issued and released to this consultant all 1,400,000 shares of common stock under the provision in the consulting agreement which is quoted as: “If a loan commitment is obtained with current rates and terms the company is obligated to take it but if refused by China Biotech the shares and warrants will be considered earned”. Since these shares were earned over the term of the agreement and were subject to forfeiture, the Company has accounted for these under variable accounting. Accordingly, the Company records at fair value the unearned shares each period through the term of the agreement. For the six months ended June 30, 2005, the Company has recognized stock compensation and additional paid-in capital of $1,528,333, respectively.

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

On May 6, 2005, the Company granted 1,000,000 shares of common stock to consultants for business development and marketing services in connection to a consulting agreement between Creative Idea Enterprise Limited and the Company. The Company valued these shares at the quoted trading price on the date of grant of $0.60 per common share or $600,000. In connection with these shares, for the six months ended June 30, 2005, the Company recorded stock-based consulting expense of $100,000 and deferred consulting expense of $500,000, which will be amortized over the service period.

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

Since these warrants are earned over the term of the agreement and are subject to forfeiture, the Company has accounted for these under variable accounting method pursuant to EITF 96-18. Accordingly, the Company recorded at fair value the calculated value of the warrants earned at the end of each period until the warrants are earned. On April 4, 2005, the Company issued and released to this consultant all 3,000,000 warrants under the provision in the consulting agreement which is quoted as: “If a loan commitment is obtained with current rates and terms the company is obligated to take it but if refused by China Biotech the shares and warrants will be considered earned”. For the six months ended June 30, 2005, the Company recognized additional stock compensation and additional paid in capital of $799,295, respectively.

A summary of the status of the Company’s outstanding stock warrants granted for services as of June 30, 2005 and changes during the period is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	3,000,000	$2.28
Granted	--	--
Exercised	--	--
Forfeited	--	--
Outstanding at June 30, 2005	3,000,000	$2.28

Warrants exercisable at end of year	--	$--

Weighted-average fair value of warrants
granted during the period	2005

	$ 0.00

The following information applies to all warrants outstanding at June 30, 2005:

		Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.75	500,000	0.34	$0.75	0	--
$1.50	800,000	0.50	$1.50	0	--
$2.50	900,000	0.75	$2.50	0	--
$3.50	800,000	1.00	$3.50	0	--

	3,000,000

NOTE 6 — OPERATING RISK

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

NOTE 7 – SUBSEQUENT EVENT

On Jul 2, 2005, the Company granted 1,000,000 shares of common stock to a consultant for business development services in connection with a two-year consulting agreement between Guangdong Shengewei Media Co. Ltd. and the Company. The Company valued these shares at the quoted trading price on the date of grant of $1.02 per common share or $1,020,000, which will amortized over the service period.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Plan of Operation

The Company, by and through our wholly owned subsidiary, Yangling Daiying Biotech and Pharmaceutical Group Co., Ltd., formerly Yangling Daiying Biotech Engineering Co., Ltd. (“Daiying”), a company incorporated on November 2001 in Shaanxi Province, China, has, effective on July 12, 2005, entered into an investment contract with Xi’an Jinyou Investment Management Co., Ltd. (“Jinyou”), for the purposes of forming a new company to be formed as a limited liability company pursuant to the laws and regulations of China, said company to be known as “Shaanxi Daiying Medicine Distribution Co., Ltd.” Pursuant to the Investment Agreement, both Daiying and Jinyou will invest a total of approximately $600,000.00 U.S. Dollars of which Daiying will investment $445,000.00 for 90 percent of Shaanxi Daiying and Jinyou will invest approximately $155,000.00 for 10 percent for Shaanxi Daiying. The new company’s anticipated purpose is the wholesale distribution of traditional Chinese medicine, including Chinese medicine drink tablets, synthetic medicine, antibiotics, biotech medicine and biotech reagents; wholesale of Class II medical devices, Class III medical devices, including but not limited to, medical sewing materials and bond, medical high molecular materials and products, and disposable sterile medical devices. It takes about three months for the new company to apply for its business name at the Business Administration’s office in China, and at said time said funds shall be funded. We believe that this new distribution company will broaden and strengthen our marketing and sales channels in the near future.

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

We intend to continue our research on Hepatitis C virus (HCV), which includes, but not limited to, screening anti-HCV medicines by using our drug screening system based on our in vitro HCV cell culturing system, developing HCV human vaccines. We intend to continue to develop and refine our ELISA kit and Rapid Test products and produce those products for sale. We will need to pursue our marketing plans to ensure both recognition of our product and to create demand. We will continue to develop, refine and pursue patents on our Traditional Chinese Medicine (TCM) products. The Company received SFDA regulation approval for “Hu Gan Tablets”, the liver-care medicine, on June 20, 2005 — National Drug License Number is Z20054104. The Company also received SFDA regulation approval for “Yi Qing Granules”, the anti-inflammation medicine, on June 30, 2005 – National Drug License Number Z20054251. The production and sales of these medicines will start from the third quarter of 2005.

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

Results of Operations for six months ended June 30, 2005 compared to six months ended June 30, 2004

Since we were formed in November 2001, we have not earned any revenues and have incurred a net loss since our inception of $7,086,492 through June 30, 2005, including non-cash stock-based consulting expense of $4,304,221 from the issuance of common stock and granting stock warrants to consultants.

Operating Expenses

For the six months ended June 30, 2005, total operating expenses were $2,766,802 as compared to $307,124 for the six months ended June 30, 2004, an increase of $2,459,678, or approximately 800.9%. Included in this increase was:

o	For the six months ended June 30, 2005, we incurred research and development expense of $53,393 compared to $68,793 for the six months ended June 30, 2004, a decrease of $15,400 or 22%. The decrease was due to a decrease in amounts of materials consumed in our product development.

o	For the six months ended June 30, 2005, we incurred professional fees of $67,468 as compared to $105,248 for the six months ended June 30, 2004, a decrease of $37,780 or 36%. The decrease was due to a decrease in amounts paid to various consultants and professionals related to our patents and related legal matters.

o	Stock-based compensation expense increased to $2,475,628 for the six months ended June 30, 2005 from $0 for the six months ended June 30, 2004. The increase in stock-based compensation expense was attributable to the valuation of common stock and warrants under the variable accounting method for common stock and warrants and for the issuance of common stock granted to consultants for business development services rendered. As of June 30, 2005, we had deferred consulting expense of $1,052,000 that will be amortized into operations in the future that will have a negative effect on our operations. We expect to incur similar stock-based compensation and consulting expense in the future.

o	For the six months ended June 30, 2005, general and administrative expenses were $170,313 as compared to $133,083 for the six months ended June 30, 2004, an increase of $37,230, or approximately 28%. In the 2005 period, we incurred additional marketing fees, travel-related expenses and other administrative expenses due to the continued implementation of our business plan.

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

As a result of these factors, we reported a net loss of $2,786,905 or $.08 per share for the six months ended June 30, 2005, as compared to a net loss of $286,281 or $.01 per share for the six months ended June 30, 2004.

Results of Operations for three months ended June 30, 2005 compared to three months ended June 30, 2004

Since we were formed in November 2001, we have not earned any revenues and have incurred a net loss since our inception of $7,086,492 through June 30, 2005, including non-cash stock-based consulting expense of $4,304,221 from the issuance of common stock and granting stock warrants to consultants.

Operating Expenses

For the three months ended June 30, 2005, total operating expenses were $2,120,056 as compared to $183,720 for the three months ended June 30, 2004, an increase of $1,936,336, or approximately 1,054%. Included in this increase was:

o	For the three months ended June 30, 2005, we incurred research and development expense of $11,180 compared to $43,030 for the three months ended June 30, 2004, a decrease of $31,850 or 74%. The decrease was due to a decrease in amounts of materials consumed in our product development.

o	For the three months ended June 30, 2005, we incurred professional fees of $38,607 as compared to $60,472 for the three months ended June 30, 2004, a decrease of $21,865 or 36%. The decrease was due to a decrease in amounts paid to various consultants and professionals related to our patents and related legal matters.

o	Stock-based compensation expense increased to $1,970,655 for the three months ended June 30, 2005 from $0 for the three months ended June 30, 2004. The increase in stock-based compensation expense was attributable to the valuation of common stock and warrants under the variable accounting method for common stock and warrants and for the issuance of common stock granted to consultants for business development services rendered. As of June 30, 2005, we had deferred consulting expense of $1,052,000 that will be amortized into operations in the future that will have a negative effect on our operations. We expect to incur similar stock-based compensation and consulting expense in the future.

o	For the three months ended June 30, 2005, general and administrative expenses were $99,614 as compared to $80,218 for the three months ended June 30, 2004, an increase of $19,396, or approximately 24%. In the 2005 period, we incurred additional marketing fees, travel-related expenses and other administrative expenses due to the continued implementation of our business plan.

For the three months ended June 30, 2005, interest expense was $19,672 as compared to $16,894 for the three months ended June 30, 2004 and was related to an increase in borrowings.

For the three months ended June 30, 2005, we recorded other income of $90,822 as compared to $0 for the three months ended June 30, 2004 due to the receipt of government subsidiaries.

As a result of these factors, we reported a net loss of $2,048,906 or $.05 per share for the three months ended June 30, 2005, as compared to a net loss of $200,614 or $.01 per share for the three months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had cash and cash equivalents of $219,757.

Net cash used in operating activities for the six months ended June 30, 2005 was $886,154 as compared to net cash used in operating activities of $43,913 for the six months ended June 30, 2004 and primarily related to our net loss.

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

Net cash provided by financing activities for the six months ended June 30, 2005 was $289,033 as compared to net cash provided by financing activities for the six months ended June 30, 2004 of $165,031. For the six months ended June 30, 2005, we received net proceeds of $363,507 from related party advances offset by the repayment of loans and mortgages payable of $74,474. For the six months ended June 30, 2004, we received net proceeds of $165,586 from mortgages to acquire our land rights offset by the repayment of loans $555.

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

Impact of Recently Issued Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”).  FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees.  FAS No. 123R is effective beginning in the Company’s second quarter of fiscal 2006.  We are in process of evaluating the impact of this pronouncement on our financial position.

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

PART II

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2004, in connection with a consulting agreement, we issued into escrow 1,400,000 shares of the Company’s common stock. On April 4, 2005, these shares were released from escrow and delivered to the consultant under the provision in the consulting agreement.

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

Date: Nov 14, 2005 Date: Nov 14, 2005 Date: Nov 14, 2005 Date: Nov 14, 2005	Worldwide Biotech & Pharmaceutical Company

/s/ Wenxia Guo
------------------------------------
Wenxia Guo
Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Peiyi Tian
-----------------------------------
Peiyi Tian
VP, Treasurer, CFO, Director
(Principal Financial and Accounting Officer)

/s/ JianJun Liu
-----------------------------------
JianJun Liu, Director

/s/ Huimin Zhang
-----------------------------------
Huimin Zhang, Director