Form 10QSB
period 2005-09-30
Worldwide Biotech & Pharmaceutical CO
filed 2005-11-14
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of September 15, 2005, there were 39,657,102 shares of the common stock issued and outstanding.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
(A Development Stage Company)
FORM 10-QSB
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$134,009
Marketable securities	256,694
Prepayments and other current assets	799,136

Total Current Assets	1,189,839

PROPERTY AND EQUIPMENT - Net	2,145,053

OTHER ASSET:	531,452

Total Assets	$3,866,344

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable	$1,793,703
Current portion of mortgages payable	38,420
Accounts payable	710,110
Due to related parties	394,856
Other current liabilities	77,895

Total Current Liabilities	3,014,984
MORTGAGES PAYABLE, less current portion	235,781
Total Liabilities	3,250,765
STOCKHOLDERS' EQUITY:
Common stock ($.001 Par Value; 90,000,000 Shares Authorized;
39,657,102 shares issued and outstanding)	39,657
Additional paid-in capital	10,345,434
Accumulated deficit	(7,673,094)
Less: Deferred compensation	(1,722,500)
Less: Accumulated other comprehensive loss	(373,918)

Total Stockholders' Equity	615,579

Total Liabilities and Stockholders' Equity	$3,866,344
See notes to consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					For the Period
					from November 26,
	For The Three Months Ended		For The Nine Months Ended		2001 (inception) to
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005

NET REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Research and development	15,950	184,526	69,343	253,319	709,203
Professional fees	71,985	-	139,453	105,248	796,148
Stock-based compensation	349,500	-	2,825,128	-	4,653,721
General and administrative	107,735	39,112	278,048	172,195	1,413,701

Total Operating Expenses	545,170	223,638	3,311,972	530,762	7,572,773
LOSS FROM OPERATIONS	(545,170)	(223,638)	(3,311,972)	(530,762)	(7,572,773)

OTHER INCOME (EXPENSES):
Interest income	68	-	2,877	-	28,124
Interest expense	(42,562)	(7,734)	(109,265)	(33,003)	(335,504)
Other income	1,062	-	44,853	-	160,947
Realized gain on sale of marketable securities	-	42	-	46,154	46,112

Total Other Expenses	(41,432)	(7,692)	(61,535)	13,151	(100,321)

NET LOSS	$(586,602)	$(231,330)	$(3,373,507)	$(517,611)	$(7,673,094)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
Net loss per common share	$(0.01)	$(0.01)	$(0.09)	$(0.02)	$(0.22)

Weighted Common Shares Outstanding - basic and diluted	39,634,880	33,600,000	37,563,028	33,600,000	34,373,986

See notes to consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
For the Period Ended September 2005, for the Year Ended December 2004, 2003, 2002
and the period from November 26, 2001 (inception)
				Deficit
				Accumulated		Accumulated
	Common Stock, $.001 Par Value		Additional	during the		Other	Total
	Number of		Paid-in	Development	Deferred	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Compensation	Loss	Equity
Balance, December 31, 2001	33,600,000	$ 33,600	$ 4,803,159	$ (1,403,291)	$ -	$ -	$ 3,433,468

Other comprehensive loss:
Net loss			-	(429,666)			(429,666)
Comprehensive loss - change in unrealized loss on
marketable securities-net of taxes of $0					(304)	(304)	(304)
Total comprehensive loss	-	-	-	-	-	-	(429,970)

Balance, December 31, 2002	33,600,000	$ 33,600	$ 4,803,159	$ (1,832,957)	$ -	$ (304)	$ 3,003,498

Other comprehensive loss:
Net loss			-	(767,664)			(767,664)
Comprehensive loss - change in unrealized loss on
marketable securities-net of taxes of $0					-	(227,128)	(227,128)
Total comprehensive loss	-	-			-	-	(994,792)
Balance, December 31, 2003	33,600,000	33,600	4,803,159	(2,600,621)	-	(227,432)	2,008,706

Issuance of common stock pursuant to share exchange agreement	1,057,102	1,057	(16,182)	-	-	-	(15,125)
Issuance of common shares for services	600,000	600	779,400	-	-	-	780,000
Valuation of contingently issuable shares	-	-	151,667	-	-	-	151,667
Value attributable to grant of stock warrants	-	-	84,162	-	-	-	84,162
Other comprehensive loss:
Net loss	-	-	-	(1,698,966)	-	-	(1,698,966)
Comprehensive loss - change in unrealized loss on
marketable securities-net of taxes of $0	-	-	-	-	-	(98,763)	(98,763)
Total comprehensive loss	-	-	-	-	-	-	(1,797,729)

Balance, December 31, 2004	35,257,102	35,257	5,802,206	(4,299,587)	-	(326,195)	1,211,681
Issuance of common shares for services	3,000,000	3,000	2,217,000	-	(2,220,000)		-
Valuation of contingently shares issued for services	1,400,000	1,400	1,526,933				1,528,333
Value attributable to grant of stock warrants	-	-	799,295	-	-	-	799,295
Amortization of deferred compensation					497,500		497,500
Other comprehensive loss:
Net loss				(3,373,507)			(3,373,507)
Comprehensive loss - change in unrealized loss on
marketable securities-net of taxes of $0					-	(47,723)	(47,723)
Total comprehensive loss	-	-			-	-	(3,421,230)
Balance, September 30, 2005	39,657,102	$ 39,657	$ 10,345,434	$ (7,673,094)	$ (1,722,500)	$ (373,918)	$ 615,579

See notes to consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Nine Months Ended		The Period From November 26, 2001 (inception) to
	September 30,		to September 30,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(3,373,507)	(517,611)	(7,673,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,795	43,518	190,060
Stock-based compensation and consulting	2,825,128	-	4,889,550
Gain on sale of available-for-sale securities	-	(46,154)	(46,154)
Changes in assets and liabilities:
Prepayments and other current assets	(745,973)	(156,401)	(799,136)
Other assets	(4,099)	(46,154)	(4,099)
Accounts payable	175,175	147,745	710,110
Other current liabilities	61,550	(57,684)	62,770

NET CASH USED IN OPERATING ACTIVITIES	(1,008,931)	(632,741)	(2,669,993)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	-	120,919	120,919
Investment in available-for-sale securities	-	-	(725,514)
Capital expenditures	(292,190)	(986,315)	(2,343,532)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(292,190)	(865,396)	(2,948,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	-	-	3,788,166
Proceeds from related party advances	394,856	-	394,856
Proceeds from loans payable	-	-	1,892,223
Payments on loans payable	(7,851)	-	(612,446)
Proceeds from mortgages payable	-	1,357,957	293,563
Payments on mortgages payable	(25,244)	-	(29,927)

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	361,761	1,357,957	5,726,435

EFFECT OF EXCHANGE RATE CHANGES IN CASH AND CASH EQUIVALENTS	25,694	2,635	25,694
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(913,666)	(137,545)	134,009

CASH AND CASH EQUIVALENTS - beginning of period	1,047,675	1,342,437	-

CASH AND CASH EQUIVALENTS - end of period	134,009	1,204,892	134,009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	66,703	33,746	289,770
Income taxes	-	-	-
Non-cash investing and financing activities:
Acquisition of land rights for loan payable	-	-	524,491
See notes to consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and notes thereto contained in the Report on Form 10-KSB (As Amended) of Worldwide Biotech & Pharmaceutical Company (“our Company" or the “Company”) as filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

The Company

Worldwide Biotech & Pharmaceuticals Company (a development stage company), (the “Company” or “Worldwide”) was incorporated in Delaware in 1961 as Sun City Dairy Products, Inc., successor to a business founded in 1949. The Company operated as a holding company for various wholly owned subsidiaries that were engaged primarily in the food service marketing and distribution business.

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

On April 20, 2004, as amended on September 3, 2004 and effective December 16, 2004, under an Agreement and Plan of Reorganization, the Company issued 33,600,000 shares of the Company's common stock for the acquisition of all of the outstanding capital stock of Yangling Daiying Biological Engineering Co., Ltd. (“Daiying”), a company incorporated in November 2001 in Shaanxi Province, China. For financial accounting purposes, the exchange of stock will be treated as a recapitalization of Worldwide with the former shareholders of the Company retaining 1,057,102 or approximately 5% of the outstanding stock.

Additionally, as part of the Merger, the Company amended its Articles of Incorporation, whereby it has changed its name to Worldwide Biotech & Pharmaceuticals Company. Further, the Company’s prior management resigned their respective positions with the Company and was replaced by management of Daiying.

Daiying is a biotech company that develops, manufactures, and markets diagnostic reagents, HCV (Hepatitis C Viruses), medicines, vaccines and gene carriers.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Significant estimates in 2005 and 2004 include the estimated useful lives of property and equipment and the valuation of available-for-sale securities. Actual results could differ from those estimates.

Development Stage Company

Effective December 16, 2004 (date of reorganization with Yangling Daiying Biotech & Pharmaceutical Group Co., Ltd), the Company is considered as a development stage company defined in SFAS No. 7. The Company’s development stage activities consist of the development of medical diagnostic kits. Sources of financing for these development stage activities have been primarily debt and equity financing. The Company has not yet established a source of revenue. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Continuing as a going concern is dependent upon successfully obtaining additional working capital through debt and equity financing.

Available-for-sale securities

Available-for-sale securities consist of investments in equity of publicly traded and non-public domestic companies and are stated at market value based on the most recently traded price of these securities as of September 30, 2005. Marketable securities are classified as available for sale as of September 30, 2005. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of accumulated other comprehensive loss in the Statements of Changes in Stockholders’ Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the available-for-sale securities are sold.

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
Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including the U.S. dollar, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. On July 21, 2005, the PRC reported that it would have its currency pegged to a basket of currencies rather than just tied to a fixed exchange rate to the dollar. It also increased the value of its currency 2% higher against the dollar, effective immediately. On September 30, 2005, the exchange rate for the Chinese Renminbi (RMB) was $1 US for 8.09 RMB.
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

Concentration of Credit Risk

The Company’s financial instruments consist primarily of cash, which is invested in money market accounts, available-for-sale securities and accounts payable. The Company considers the book value of these instruments to be indicative of their respective fair value. The Company places its temporary cash investments with high credit quality institutions to limit its exposure.

NOTE 2 - OTHER ASSET

On May 15, 2002, the Company entered into an agreement with the Chinese government, whereby the Company acquired for $556,085 the rights to use certain land until May 14, 2052. The Company is amortizing this land use right over the contract period of 50 years. For the nine months ended September 30, 2005 and 2004, amortization expense amounted to $8,541 and $7,867, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

Due to related party

The Chief Executive Officer and a shareholder, from time to time, provided advances to the Company for operating expenses. These advances are short-term in nature and non-interest bearing. The amount due to these related parties as of September 30, 2005 was $394,856.

NOTE 4 - STOCKHOLDERS’ EQUITY

Common stock

In 2004, in connection with a consulting agreement, the Company issued into escrow 1,400,000 shares of the Company's common stock. On April 4, 2005, the Company issued and released to this consultant all 1,400,000 shares of common stock in order to settle and terminate the contract under the provision in the consulting agreement which is quoted as: “If a loan commitment is obtained with current rates and terms the company is obligated to take it but if refused by China Biotech the shares and warrants will be considered earned".  Since these shares were earned over the term of the agreement and were subject to forfeiture, the Company has accounted for these under variable accounting. Accordingly, the Company records at fair value the unearned shares each period through the term of the agreement. For the nine months ended September 30, 2005, the Company has recognized stock compensation and additional paid-in capital of $1,528,333, respectively.

On December 31, 2004, the Company granted 600,000 common shares to employees.

On May 2, 2005, the Company granted 1,000,000 shares of common stock to consultants for business development and research & development services in connection with a consulting agreement between Inline (Far East) Limited and the Company . The Company valued these shares at the quoted trading price on the date of grant of $0.60 per common share or $600,000. In connection with these shares, for the nine months ended September 30, 2005, the Company recorded stock-based consulting expense of $120,000 and deferred consulting expense of $480,000, which will amortized over the service period.

On May 6, 2005, the Company granted 1,000,000 shares of common stock to consultants for business development and marketing services in connection to a consulting agreement between Creative Idea Enterprise Limited and the Company. The Company valued these shares at the quoted trading price on the date of grant of $0.60 per common share or $600,000. In connection with these shares, for the nine months ended September 30, 2005, the Company recorded stock-based consulting expense of $250,000 and deferred consulting expense of $350,000, which will amortized over the service period.

On July 2, 2005, the Company granted 1,000,000 shares of common stock to a consultant for business development services in connection with a two-year consulting agreement between Guangdong Shengdewei Media Co. Ltd. and the Company. The Company valued these shares at the quoted trading price on the date of grant of $1.02 per common share or $1,020,000. In connection with these shares, for the nine months ended September 30, 2005, the Company recorded stock-based consulting expense of $127,500 and deferred consulting expense of $892,500, which will amortized over the service period.

Warrants

On December 14, 2004, in connection with a consulting agreement, the Company granted 3,000,000 warrants to purchase 3,000,000 shares of common stock as follows: 500,000 must be exercised at an exercise price of $0.75 per share with 4 months of the effective date of the Registration Statement on Form SB-2, 800,000 at $1.50 per share within 6 months of the same date, 900,000 at $2.50 per share within 9 months of the same date, and 800,000 at $3.50 per share within 12 months of the same date. The fair value of this warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 112 percent; risk-free interest rate of 4.50 percent and an expected holding periods ranging from 4 months to one year.

Since these warrants are earned over the term of the agreement and are subject to forfeiture, the Company has accounted for these under variable accounting method pursuant to EITF 96-18. Accordingly, the Company recorded at fair value the calculated value of the warrants earned at the end of each period until the warrants are earned. On April 4, 2005, the Company settled with the consultant and the warrants were deemed earned. For the nine months ended September 30, 2005, the Company recognized additional stock compensation and additional paid in capital of $799,295 respectively.

A summary of the status of the Company's outstanding stock warrants granted for services as of March 31, 2005 and changes during the period is as follows:
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2004	-	$-
Granted	3,000,000	2.21
Exercised	-	-
Forfeited	-	-

Outstanding at March 31, 2005	3,000,000	$2.21

Warrants exercisable at end of year	-	$-

Weighted-average fair value of warrants
granted during the Period	2005

	$2.21

The following information applies to all warrants outstanding at March 31, 2005:

		Warrants Outstanding		Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$0.75	500,000	0.34	$0.75	0	-
$1.50	800,000	0.50	$1.50	0	-
$2.50	900,000	0.75	$2.50	0	-
$3.50	800,000	1.00	$3.50	0	-

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following analysis of our results of operations and financial condition should be read in conjunction with the financial statements of Worldwide Biotech & Pharmaceutical Company for the year ended December 31, 2004 and notes thereto contained in Report on Form 10-KSB (As Amended) of Worldwide Biotech & Pharmaceutical Company as filed with the Securities and Exchange Commission.

This report on Form 10-QSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. Additionally, there are some special factors may result in risk only in pharmaceutical companies like us such as the result and schedule of the clinical trials performed by the third party, loyalty of patents or physicians to the existing medicines, the emergence of new and more effective medicines, government’s regulations and so on. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the company. Although the Company believes that the assumptions underlying the forward - looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward - looking statements contained herein will be realized. Based on actual experience and business development, the company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the company will be achieved.

Overview

The Company mainly operates its Chinese business through its subsidiary Yangling Daiying Biotech & Pharmaceutical Group Co., Ltd. (Yangling Daiying). The product range of our company covers Hepatitis C Virus (HCV) virus and antigen, diagnostic reagents and Over-The-Counter (OTC) medicines. With the strong government supports we currently enjoy in terms of tax policy, research funding and product commercialization, carrying the momentum of the breakthrough that we have made in the HCV cell culture system and technology platform together with the experiences that we have in the manufacturing and marketing of biological products we will further strengthen our leader’s position in the field of HCV diagnostics, anti-HCV drug screening system and human HCV vaccine development. No assurances can be given, however, that we will be successful in our endeavors.

Plan of Operation

We intend to continue our research on Hepatitis C virus (HCV), which includes, but not limited to, screening anti-HCV medicines by using our drug screening system based on our in vitro HCV cell culturing system, developing HCV human vaccines. We intend to continue to develop and refine our ELISA kit and Rapid Test products and produce those products for sale. We will need to pursue our marketing plans to ensure both recognition of our product and to create demand. We will continue to develop and refine our OTC medicines. The Company received SFDA (Chinese FDA) regulation approval for “Hu Gan Tablets”, the liver-care medicine, on June 20, 2005 - National Drug License Number is Z20054104. The Company also received SFDA regulation approval for “Yi Qing Granules”, the anti-inflammation medicine, on September 30, 2005 - National Drug License Number Z20054251. The Company also received SFDA regulation approval for “Ke Te Ling Capsules”, the anti-cold medicine, on September 9, 2005 - National Drug License Number Z2005S06555. The production and sales of these medicines has begun and is beginning to generate sales revenue.

In order to facilitate the transition from a company focused on research and development to a company that produces and sells its products and services, we will be dependent upon our ability to raise additional capital during the next 12 months. We will pursue capital raising either through conventional loan from various financial institutions or through an offering of our shares after the filing of a registration statement with the Securities and Exchange Commission. We anticipate that in order to finance our business plans and accomplish our goals, we will need to raise approximately $10,000,000 from the fourth quarter of year 2005 to the end of year 2006. The capital raise is intended to be accomplished largely through conventional loans from Chinese banks with our current property as the collateral before the registration statement is effective. We intend to utilize these funds for research project on Anti-HCV drug screening system, Human HCV vaccine development and Colloid-Gold rapid test product development.

Since inception, we have expended approximately $709,203 on research and product development, and $2,343,532 on plant and equipment. Based upon our current financial condition, we can satisfy our current cash requirements for seven months.

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

Results of Operations for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

Since we were formed in November 2001, we have not earned any revenues and have incurred a net loss since our inception of $7,673,094 through September 30, 2005, including non-cash stock-based consulting expense of $4,653,721 from the issuance of common stock and granting stock warrants to consultants.

Operating Expenses

For the nine months ended September 30, 2005, total operating expenses were $3,311,972 as compared to $530,762 for the nine months ended September 30, 2004, an increase of $2,781,210, or approximately 524%. Included in this increase was:

•
For the nine months ended September 30, 2005, we incurred research and development expense of $69,343 compared to $253,319 for the nine months ended September 30, 2004, a decrease of $183,976 or 73%. The decrease was due to a decrease in amounts of materials consumed in our product development.

•
For the nine months ended September 30, 2005, we incurred professional fees of $139,453 as compared to $105,248 for the nine months ended September 30, 2004, an increase of $34,205 or 32%. The increase was due to an increase in amounts paid to various consultants and professionals related to our legal and financial matters.

•
Stock-based compensation expense increased to $2,825,128 for the nine months ended September 30, 2005 from $0 for the nine months ended September 30, 2004. The increase in stock-based compensation expense was attributable to the valuation of common stock and warrants under the variable accounting method for common stock and warrants and for the issuance of common stock granted to consultants for business development services rendered. As of September 30, 2005, we had deferred consulting expense of $1,722,500 that will be amortized into operations in the future that will have a negative effect on our operations. We expect to incur similar stock-based compensation and consulting expense in the future.

•
For the nine months ended September 30, 2005, general and administrative expenses were $278,048 as compared to $172,195 for the nine months ended September 30, 2004, an increase of $105,853, or approximately 61%. In the 2005 period, we incurred additional marketing fees, travel-related expenses and other administrative expenses due to the continued implementation of our business plan.

For the nine months ended September 30, 2005, interest expense was $109,265 as compared to $33,003 for the nine months ended September 30, 2004 and was related to an increase in borrowings.

For the nine months ended September 30, 2004, we recorded a gain on sale of available-for-sale securities of $46,154 as compared to $0 for the nine months ended September 30, 2005.

For the nine months ended September 30, 2005, we recorded other income of $44,853 as compared to $0 for the nine months ended September 30, 2004 due to the receipt of government subsidies.

As a result of these factors, we reported a net loss of $3,373,507 or $0.09 per share for the nine months ended September 30, 2005, as compared to a net loss of $517,611 or $0.02 per share for the nine months ended September 30, 2004.

Results of Operations for the three months ended September 30, 2005 compared to the three months ended September 30, 2004

Since we were formed in November 2001, we have not earned any revenues and have incurred a net loss since our inception of $7,673,094 through September 30, 2005, including non-cash stock-based consulting expense of $4,653,721 from the issuance of common stock and granting stock warrants to consultants.
For the three months ended September 30, 2005, total operating expenses were $545,170 as compared to $223,638 for the three months ended September 30, 2004, an increase of $321,532, or approximately 144%. Included in this increase was:

•
For the three months ended September 30, 2005, we incurred research and development expense of $15,950 compared to $184,526 for the three months ended September 30, 2004, a decrease of $168,576 or 91%. The decrease was due to a decrease in amounts of materials consumed in our product development.

•
For the three months ended September 30, 2005, we incurred professional fees of $71,985 as compared to $0 for the three months ended September 30, 2004. The increase was due to the provision of various consultancy and professional services related to our patents and related legal matters.

•
Stock-based compensation expense increased to $349,500 for the three months ended September 30, 2005 from $0 for the three months ended September 30, 2004. The increase in stock-based compensation expense was attributable to the valuation of common stock and warrants under the variable accounting method for common stock and warrants and for the issuance of common stock granted to consultants for business development services rendered. As of September 30, 2005, we had deferred consulting expense of $1,722,500 that will be amortized into operations in the future that will have a negative effect on our operations. We expect to incur similar stock-based compensation and consulting expense in the future.

•
For the three months ended September 30, 2005, general and administrative expenses were $107,735 as compared to $39,112 for the three months ended September 30, 2004, an increase of $68,623, or approximately 175%. In the 2005 period, we incurred additional marketing fees, travel-related expenses and other administrative expenses due to the continued implementation of our business plan.

For the three months ended September 30, 2005, interest expense was $42,562 as compared to $7,734 for the three months ended September 30, 2004 and was related to an increase in borrowings.

For the three months ended September 30, 2005, we recorded other income of $1,062 as compared to $0 for the three months ended September 30, 2004 due to the receipt of government subsidies.

As a result of these factors, we reported a net loss of $586,602 or $0.01 per share for the three months ended September 30, 2005, as compared to a net loss of $231,330 or $0.01 per share for the three months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had cash and cash equivalents of $134,009.

Net cash used in operating activities for the nine months ended September 30, 2005 was $1,008,931 as compared to net cash used in operating activities of $632,741 for the nine months ended September 30, 2004.

Net cash used in investing activities for the nine months ended September 30, 2005 was $292,190 as compared to net cash used in investing activities for the nine months ended September 30, 2004 of $865,396. For the nine months ended September 30, 2005, we used cash for capital expenditures of $292,190. For the nine months ended September 30, 2004, we used cash for capital expenditures of $986,315 offset by cash provided from the sale of available-for-sale securities of $120,919.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $361,761 as compared to net cash provided by financing activities for the nine months ended September 30, 2004 of $1,357,957. For the nine months ended September 30, 2005, we received net proceeds of $394,856 from related party advances offset by the repayment of loans and mortgages payable of $33,095. For the nine months ended September 30, 2004, we received net proceeds of $1,357,957 from mortgages to acquire our land rights.

We currently have no material commitments for capital expenditures.

We are not aware of any known trends, events or uncertainties that have, or reasonably likely to have material impact on this short-term or long-term liquidity. We have no internal source of liquidity at the present time and do not generate revenue from sales, however, we intend to pursue internal sources of liquidity as explained above, through registration of various shares of stock on a registration statement to be filed with the Securities & Exchange Commission, or through traditional means of obtaining funds through various financial institutions. We are in need of additional funds to meet various anticipated capital expenditures which include research and development for drug-screening system for anti-HCV drugs and HCV vaccines, production of products for release into the market, mergers of companies that would align the Company’s business plans, and various funds to market our technology and products to create interest in the market place. We will need to raise funds either through traditional sources of financing or through the sale of stock to meet these commitments.

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

Going Concern

The report from of our independent registered public accounting firm on our audited financial statements as of December 31, 2004 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. While a significant portion of our net loss for fiscal 2004 is non-cash, we do not presently generate sufficient revenue to fund our operations. The Company's limited financial resources have prevented it from aggressively advertising or developing its product to achieve consumer recognition. In order to sustain our current operations and satisfy our current obligations, as well as to obtain sales of our products and services we will require funds for working capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements for the nine months ended September 30, 2005.

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

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers’ evaluation of these controls and procedures as of a date as of the end of the period covered by this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 2, 2005, the Company granted 1,000,000 shares of common stock to a consultant for business development services in connection with a two-year consulting agreement between Guangdong Shengdewei Media Co. Ltd. and the Company. The Company valued these shares at the quoted trading price on the date of grant of $1.02 per common share or $1,020,000.

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

Date: Nov 14, 2005           /s/ Wenxia Guo
------------------------------------
Wenxia Guo
Chief Executive Officer, Director
(Principal Executive Officer)

Date: Nov 14, 2005            /s/ Peiyi Tian
-----------------------------------
Peiyi Tian
VP, Treasurer, CFO, Director
(Principal Financial and Accounting Officer)

Date: Nov 14, 2005            /s/ JianJun Liu
-----------------------------------
JianJun Liu, Director

Date: Nov 14, 2005            /s/ Huimin Zhang
-----------------------------------
Huimin Zhang, Director