Form 10KSB
period 2005-12-31
Worldwide Biotech & Pharmaceutical CO
filed 2006-04-05
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934: For the year ended December 31, 2005

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934  For the transition period from _______ to _______

01-06914
Commission File Number

Worldwide Biotech & Pharmaceutical Company
(Name of small business issuer in its charter)

Delaware	59-0950777
(State or other jurisdiction of Incorporation)	(IRS Employer Identification Number)

4 Fenghui South Road, 15th Floor, A10-11501
Jie Zuo Mansion, Xi’an, Shaanxi, P.R. China 710075
(Address of principal executive offices)

86-29-88193339
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under to Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Issuer’s revenues for its most recent fiscal year: $26,222

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of December 31, 2005, there were 39,657,102 shares of the common stock issued and outstanding. Affiliates of the Issuer own 151,118,400 restricted shares of common stock (*). The estimated value of the common equity held by non-affiliates as of March 23, 2006 is $7,116,234.

DOCUMENTS INCORPORATED BY REFERENCE: There are no documents incorporated by reference in this Annual Report on Form 10-KSB other than as set forth in Part _______, Item ____.
(*) Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 10% or more of Issuer’s common stock, both of record and beneficially.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements

This annual report on Form 10-KSB and other statements issued or made from time to time by Worldwide Biotech & Pharmaceutical Company, a Delaware corporation (Company and/or Worldwide), contain statements which may constitute “Forward-Looking Statements” within the meaning of the Securities Act of 1933, as amended (the “Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”) by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding the intent, belief or current expectations of Worldwide and its officers/directors as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

General Background

Worldwide, a Delaware corporation, is sometimes referred to herein as “we”, “us”, “our” and the “Company.” The Company was incorporated in Delaware in 1961 as Sun City Dairy Products, Inc. and changed its name to Sun City Industries, Inc. in 1969. The Company originally registered its shares of common stock under the Exchange Act in 1994.

In February 1998, the Company and its subsidiaries filed a petition for Relief and Reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (Case No. 98-20679). In March 1998, the bankruptcy proceedings were converted to Chapter 7 for liquidation of the Company’s business. As a result of the conversion of the Company’s reorganization to Chapter 7, the Company’s properties were transferred to a United States Trustee on April 9, 1998 and the Company terminated its business operations. During 1998, the Bankruptcy Trustee disposed of substantially all of the assets of the Company and its subsidiaries. On March 5, 2003, the Trustee for the Estate of Sun City Industries, Inc. in proceedings under Chapter 7 of US Bankruptcy code and Glenin Bay Equity, LLC, a Florida limited liability Company entered into a contract for the purchase and sale of the Sun City Industries, Inc., corporate shell. On June 27, 2003, the U.S. Bankruptcy Court completed the sale of the Sun City corporate shell.

Change in Control

Michael F. Manion in June 2003 became the sole officer and director of the Company as the result of the sale of the Company that took place in U.S. Bankruptcy Court on June 27, 2003 and was issued 1,000,000 post-reverse split shares of common stock par value $.001 bearing restrictive legend. He resigned as sole officer and director of the Company on June 28, 2004. On June 30, 2004, Coast to Coast Equity Group, Inc. (Coast to Coast), a Florida corporation located in Sarasota, Florida, whose sole officer and director is Charles Scimeca purchased from Mr. Manion his 1,000,000 shares of the Company in a private stock transaction for payment to Mr. Manion of $375,000, which funds had been loaned to Coast to Coast by George Frudakis. As a result of the transaction, Coast to Coast owned approximately 94.6% of the voting securities of registrant. Dr. Tony Frudakis, who is the son of George Frudakis, was appointed director effective June 30, 2004.

On December 16, 2004, the Company closed on a Reorganization Agreement that had previously been entered into on April 20, 2004 with Yangling Daiying Biological Engineering Co. Ltd. (Daiying), a corporation organized under the Peoples Republic of China. The Company, as a result of the closing of this transaction, acquired all of the issued and outstanding stock of Daiying which became a 100% owned subsidiary of the Company. At closing, the shareholders of Daiying were issued 30,880,000 shares which equaled 89.10% of the issued and outstanding shares not including 1,400,000 shares to be held in escrow for additional compensation to Coast to Coast pursuant to a Consulting Agreement. The total number of shares issued to consummate the transaction including shares issued to consultants were 33,600,000, and the total issued at closing were 35,000,000 shares including the shares issued to Coast to Coast held in escrow. On this date four new directors were elected, which included Wenxia Guo, Peiyi Tian, JianJun Liu, and Humin Zhang.

On February 11, 2005 by virtue of a Written Consent in Lieu of Special Meeting of Directors, Wenxia Guo was elected Chief Executive Officer and President, Peiyi Tian was elected Chief Financial Officer, Senior Vice President and Treasurer, Hongyan Liang was elected Secretary and Vice President of International Business, Shiwei Zhang was elected Vice President of Productions, Wanyou Zhang was elected Vice President of Operations, and Hengli Tang was elected Vice President of Technology. At this time, the resignation of Tony Frudakis as director was accepted. Hengli Tang resigned from his position of Vice President of Technology effective December 30, 2005 and was appointed Chairman of the Scientific Advisory Board. Hongyan Liang resigned his position as Secretary and Vice President of International Business on July 22, 2005. On said date Dr. Yuhui Liu, M.D. became Secretary.

New Business of the Company and Acquisitions

Daiying, was established in 2000 in the People’s Republic of China. Wenxia Guo was the founder of Daiying and funded the Company with approximately US$1,000,000. In November 2001 six investment firms invested an additional US$4,000,000 in the Company to participate in the HCV research project and the Company was reorganized at this time as a stock based company.

On July 26, 2005, Glory Dragon Investments Ltd. (“Glory Dragon”), an international business company, was formed in the British Virgin Islands and a Certificate of Incumbency was signed on December 6, 2005. The sole shareholder, officer and director is Peiyi Tian. He is also a director and CFO of the Company. On the same date, Peiyi Tian, in a Declaration of Trust, declared that 100% of the stock (50,000 shares) of Glory Dragon is owned by the Company.

Glory Dragon then established a wholly-owned foreign investment company in the People’s Republic of China known as Shaanxi Allied Shine International Investment Management Consulting Ltd. (“Shaanxi Allied”) on December 27, 2005. Worldwide then transferred its shares of Daiying to Shaanxi Allied on December 27, 2005

On July 12, 2005, Daiying formed a medical product distribution company, Shaanxi Daiying Medicine Distribution Co., Ltd. Daiying owns 90% of the shares of this company. The company’s purpose is the wholesale distribution of traditional Chinese medicine, including Chinese medicine drink tablets, synthetic medicine, antibiotics, biotech medicine and biotech reagents; wholesale of Class II medical devices, Class III medical devices, including but not limited to, medical sewing materials and bond, medical high molecular materials and products, and disposable sterile medical devices.

On January 19, 2006, Daiying entered into a Reorganization Agreement with Hunan Hua Yang Pharmaceutical Co. Ltd. formerly Hunan Changde Huaan Pharmaceutical Co. Ltd. (“Hua Yang”) and its shareholders Aibin Chen and Zhuobin Lin.

Pursuant to this agreement, the Company will issue 482,800 shares of its common stock to the above mentioned shareholders to acquire 51% of Hua Yang. Daiying shall have the right to appoint board members. The transaction closed on January 19, 2006, with the said shares being issued to these shareholders on February 28, 2006.

Daiying also on January 19, 2006 entered into a Reorganization Agreement with Hunan Ze An Pharmaceutical Co. Ltd. (“Ze An”) formerly Hunan Jinjin Pharmaceutical Co. Ltd. and its shareholders Zhongyu Lu, Aibin Chen, and Weiliang Wu. Daiying shall pay RMB3,400,000, which equates to US$411,124.53, using the agreed upon exchange rate of RMB8.27 to US$1.00, and 219,670 shares of common stock of Worldwide for 65% of Ze An.

The funds used to consummate these transactions were borrowed from a stockholder of the Company, and bear interest at 12% per annum, payable monthly with principle due on December 31, 2006.

Description of Current Business

Daiying is a high-tech biopharmaceutical company that specializes in the development and potential marketing of viruses/viral vectors, bio-medicines, external diagnostic reagents, prophylactic vaccines for humans, and oral dosage forms of traditional Chinese medicine. The Company is currently developing a hepatitis C vaccine primarily in China. The Company employs 62 full time employees, with corporate headquarters, manufacturing facilities and main laboratory in the Yangling Agricultural Hi-Tech Industrial Demonstration Zone, Shaanxi Province, China.

Prior to the incorporation of Daiying, its scientists began developing methods for the establishment of a cell culture system for Hepatitis C Virus (HCV) production. HCV is a small, enveloped, single-stranded blood-borne RNA virus in the family Flaviviridae.

The development of reliable diagnostic methods and treatment has been delayed due to lack of HCV particles although there has been extensive research of various research institutions and pharmaceutical companies. Since the titer of HCV in a patient is too low to allow scientists to extract HCV particles out of the patient’s blood and since HCV only affects humans and chimpanzees, there is neither a small animal model nor robust in vitro model for HCV experimental studies similar to studies conducted by scientists on other virus or bacteria. Until recently, the inability to produce or propagate HCV in vitro has been the largest obstruction in HCV research and the ability to develop drugs, vaccines and diagnostics against Hepatitis C.

In 2003 after three years of extensive research, scientists at Daiying were able to culture in vitro HCV which was the main hurdle that needed to be overcome to allow continued research and product development. The Company believes that this is the first batch of HCV ever produced which can be propagated in a laboratory, and in light of this historical significance deposited the HCV batch in the Chinese Bureau of Intellectual Property, Chinese Depository of Microorganisms on March 28, 2003. No other company or research institution had ever been able to produce intact HCV in vitro, The Chinese Depository of Microorganisms named the strain “DY” (Daiying’s initial), and a Chinese patent was issued on October 23, 2003. In December 2003, the Company’s Chinese patent was awarded the China Patent Golden Medal in the 8th China Patent Assessment, which is the first time in 10 years this has been awarded in China for biomedical science. The Assessment is administered by the General World Intellectual Property Organization.

The Company believes that this is an important step in the development of diagnostics, medicines, and prophylactics against Hepatitis C. Hepatitis C is one of the most serious liver diseases that can lead to liver cirrhosis and hepatoma (liver cancer). Viral infection of Hepatitis C accounts for no less than 20% of all liver disease related deaths worldwide. The rate of HCV misdiagnosis is extremely high because existing diagnostics suffer from poor sensitivity and specificity. At this time there is neither therapeutics nor vaccines for HCV infection. These problems trace their roots to the lack of available viral material that bench scientists need to learn about virus biology, identify therapeutic targets, and screen small molecules to discover new drugs and identify the best diagnostic proteins and antigens for vaccines. The breakthrough by Yangling Daiying in establishing a cell culture system for HCV production will provide a potentially unlimited source of HCV, which will act as a platform to develop new generation HCV diagnostics, new classes of small HCV molecule drugs, new HCV vaccines, and to be part of the development of the next generation anti-HCV targeted (gene) therapies.

The Company’s scientists recently completed the development of a new generation Enzyme Linked Immunosorbent Assay (ELISA) test for HCV antibodies. A large scale SFDA (Chinese equivalent of the Food and Drug Administration) sanctioned clinical test involving over 10,000 samples has been examined by the Chinese Authentication Institute for Biological Products and demonstrated ultra high sensitivity and high specificity relative to the older HCV diagnostics technology currently on the market.

We established a drug-screening assay based on our in vitro cell culture system and we have started the primary screening stage to pursue development of HCV drugs.

We have also initiated HCV vaccine research, which has been awarded the prestigious Chinese government high-Tech 863 project status. Chinese 863 projects are special industrial projects the Chinese government deems to be of profound significance to their nation in important research areas, and they receive substantial financial support from the Chinese government. As the main institution for the execution of the HCV human vaccine project, Daiying has obtained three years of government funding grants through the prestigious 863 mechanism grants that come to the Company. The purpose of the grant is to foster technological developments that may benefit China’s high-tech industry. The grant is used for research expenses and the total amount of the grant was $50,000 which was paid in the amount of $12,500 per year commencing in June 2002. As of January 2005, the total amount of the grant was funded to the company.

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

According to the decision of the Board of Directors, intact HCV viral material will be sold and/or partnered only in non-core, non-competitive market areas in order to get more patent protections on HCV related products under development in our company at the current stage.

Product line 2: ELISA kits for HCV antibody detection

The HCV ELISA kit developed by Yangling Daiying is believed to be the only HCV diagnostic kit based on HCV cultured in vitro. This is distinct from the currently available kits based on antigens made from recombinant proteins or synthesized poly-peptides. The simple mechanism of this kit is that the specific HCV antigens in the kit can be recognized by the corresponding HCV antibodies in a patient’s blood. Different than other HCV antibody detection kits, the antigen for producing our kit is purified directly from the intact HCV virus particles instead of using recombinent HCV proteins or synthesized polypeptides. The antigens from intact HCV virus have better epitopes which could be more specifically recognized by the HCV antibody for the following reasons. 1. Antigens from intact HCV virus as assumed to natural 3D structures which is required for antibody-antigen interaction. 2. Antigens in mammalian cells is sugar modified while the recombinant antigens from yeast are not. 3. Natural HCV proteins offers multiple epitopes for antibody recognition while the synthesised polypeptides only have one or two epitopes, therefore, natural antigens are more sensitive to capture the antibodies than polypeptides. The Company’s kit offers a lower misdiagnosis rate and advances the antibody detection window.

Product line 3: Rapid Test (Colloid Gold Method)

Quadruple rapid test for HCV antibody, Hepatitis B Virus (HBV) surface antigen, Human Immunodeficiency Virus (HIV-1 and 2) antibody and syphilis (colloid gold method). Yangling Daiying is in the middle stages of developing colloid gold based diagnostics products. Immuno-colloid gold diagnostic products occupy an important niche in the diagnostic family because they are fast and easy to operate, do not need special equipment or space and can be used on an individual patient by patient basis. The current diagnostic products for these pathogens/diseases are separate tests that require multiple blood drawing. The products are complicated and the costs are high, and as mentioned, for HCV the sensitivity and specificity are sub-optimal. The quadruple rapid test that we are developing uses only one drop of blood to simultaneously examine all four diseases, with improved performance over existing technology, significantly reducing the times and the amounts of the blood drawing, the cost of the tests and increasing the reliability.

Product line 4: Oral dosage forms of traditional Chinese medicine healthcare products

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

The Company has obtained the National Drug Production License for three of its products, a liver-care medicine, an anti-inflammation medicine and a cough suppressant in 2005. Production and marketing of these products has started in the last quarter of 2005.

Product line 5: Medical Devices and other medical products from the other companies

Daiying, through its subsidiary, Shaanxi Daiying Medicine Distribution Co., Ltd. a GSP (Good Sales Practice) - compliant medical products distribution company, distributes medical products from foreign biological and pharmaceutical companies in China. On May 12, 2005, Yangling Daiying signed the Sole Distribution Agreement and the Sole Co-production Agreement with Taramedic Corporation Sdn. BHD, a Malaysian company for developing a market in China for its product, Tara KLamp® Disposable Circumcision Device. “Tara KLamp® Disposable Circumcision Device” was awarded Golden Medal on Geneva Invention Convention in 1996. The product owns patent protection in both Malaysia and China (China Patent Number 93104792.7). The Company has obtained the Registration Approval for this imported product from SFDA on January 26, 2006. Marketing and sales has presently commenced.

China’s population is about 1.3 billion with, more than 20% of males affected by redundant prepuce, who are major consumers’ of circumcision devices in China. That means the market volume is at least 260 million and the market increases 1.7 million each year with the addition of new born males.
With the improvement of life quality, a huge consumer market for circumcision devices is developing in China. According to the most recent statistics from World Health Organization (WHO), the incidence rate of AIDS in the circumcised population is 93% lower than in the uncircumcised male population. The continuously increasing population gives rise to a huge potential for circumcision. With the development of technologies, more and more newborns will be circumcised.

Services

Daiying’s selected approach, which we are actively engaged in, involves developing a high-throughput screening system for screening anti-HCV drug leads.. If successful, this system will allow the rapid screening of thousands of chemical compounds, increasing the chance of obtaining drug leads. Currently, the Company is issuing the cell culture system to screen TCM for active anti-virals. TCMs are naturally occurring compounds that evolution has engineered for highly effective and specific biological activity and are a more desirable screening substrate than combinatorial libraries produced by synthetic chemists in laboratories (though we intend to screen these too). The cost of TCM derived drugs is expected to be significantly lower and benefit more patients than synthetic drugs.

At the same time, in order to speed up the development of new anti-HCV drugs, Yangling Daiying is willing to offer the service for some companies and research institutes to use its in vitro virus culture system to test their anti-HCV drug candidates, and apply for the proprietary protections with them together.

Our services would include drug-screening assay based on our in vitro cell culture system of HCV for new anti-HCV drugs. Our high-output GMP manufacturing facility provides an opportunity to commercialize products licensed from third-parties and developed through collaborations. Yangling Daiying plans to manufacture several dozen other diagnostic product pharmaceutical chemicals and oral dosage forms for various foreign companies through Original Equipment Manufacturer (OEM) relationships.

Human vaccine for HCV

Hepatitis C is among the most serious of the liver diseases and can lead to liver cirrhosis and hepatoma (liver cancer), which requires a liver transplant and is associated with a high mortality rate. There is neither therapeutics nor vaccines for HCV infection despite intensive studies researchers have performed. Prevention by an effective HCV vaccine is regarded as the ultimate weapon to fight the disease. This is why the leading international health authorities and governments around the world have stated that vaccination is the most cost effective way to deal with the HCV threat.

Vaccines contain antigenic components which can stimulate an immune response (but not the disease), and lead to immunity for certain pathogens. There are two types of vaccines, activated (live virus which cannot replicate or be pathogenic) and inactivated (components of actual virus). Many research results show that the inactivated HCV vaccine is not effective. However, activated HCV vaccine cannot be made without live HCV virus. Yangling Daiying is developing an attenuated live HCV vaccine using replication-deficient HCV virus and is quickly progressing with the support of 863 grants from the Chinese government. The Company believes that it can capture the market if it is able to develop the vaccine. The markets of activated HCV vaccine include both domestic and international markets.

Distribution Methods of Products

The Company adopts different sales and marketing strategies according to different products’ characteristics and market environment respectively, there are three major types for its medical products: “Popular Products”, “Hi-tech products”, “Well-known products”. The corresponding marketing strategies include:

1.	Set up a nation-wide sales network through years of medical products distribution experiences and over-16-year operation experience of our CEO in the pharmaceutical field;
2.
Create “Well-known brand name” products based on the traditions and cultural history. Maintain our new and hi-tech product, and at the same time actively promote the products that have been well accepted by the general population for at least two generations;

3.	Use our high quality professional medical team to do promotions and sales through its leading position in the hi-tech pharmaceutical field;
4.	Perform marketing and promotions through various advertising activities, such as brochures, health consulting services, advertisement through all public media and distributor recruiting activities;
5.	Strengthen the implementation and consistency of pre-sales and after-sales services. Always provide the market with high-quality products and high-quality services.

Product line 1: HCV particles and in vitro drug screening system

The marketing channel for these products will be general media, international scientific forums, magazines, progress reports and the worldwide web. We will communicate with research institutes and pharmaceutical companies about our products. In addition:

a) We will expand our Scientific Advisory Board (SAB) to provide more comprehensive support for product quality control and optimization. The new SAB will include world-class scientists and specialists, both international and domestic.
b) The Company will hire world-renowned consulting firms to help develop insightful marketing and sales strategies.
c) Train and select outstanding talent domestically and abroad to form a high-caliber sales team that is experienced and knowledgeable.
d) Provide high quality post-sale services including consulting, trouble shooting and technical support, regardless of whether the product has competition or not. Technical experts will be assigned to specific support tasks.
e) Using our technology platform and actively seek collaborations to develop related products to strengthen our product pipeline. Yangling Daiying intends to play a leading role in any such collaboration.

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

Product line 4: Oral dosage forms of Traditional Chinese Medicine (TCM) healthcare products

All of our current oral dosage forms of TCM products are OTC (over-the-counter) medicine. China is the biggest consumer of OTC medicine, the total revenue is about $400 billion each year and the market is still quickly swelling. Eighty percent (80%) of the population in China obtain their medications through OTC (China’s population is 1.3 billion). Yangling Daiying always selects TCM well-proved clinical effective medicine and targets the diseases with high morbidity. For example, Hu Gan tablets is a medicine for liver care and hepatitis patients. China is a high-incidence region for hepatitis and the potential market for this liver care medicine is up to $100 million per year.

We plan to focus on China’s market for TCM products. We will distribute our OTC TCM products through the large pharmaceutical distributors and wholesalers in China who have had strong connections with us for many years. Shaanxi Daiying Medicine Distribution Co., Ltd, Yangling Daiying’s subsidiary company is a GSP-compliant medical product distribution company. In China, only GSP-compliant companies are allowed to distribute medicines and medical devices to smaller distributors, hospitals, schools, manufacturing companies, and clinics of some of the larger companies. Shaanxi Daiying Medicine Distribution Co., Ltd. is the only GSP-compliant company at Yangling city.

We have a strong medical expert team for clinical support and promotion. We also have experienced sales directors and team. Based on the huge population and the OTC channel of distribution, we believe that we will be very successful in marketing and selling of our OTC TCM products.

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

Product line 2: ELISA kits.

The kit is developed based on the intact HCV virus particles. We have already developed an HCV antibody-detection ELISA kit which has already been validated on 12,000 clinical samples in a number of SFDA (Chinese FDA) clinical trials. The clinical testing phase has been completed and the product demonstrated superior accuracy (test efficiency), sensibility, specificity and predictive power relative to the current diagnostic kits on the clinical testing (SFDA or FDA approved diagnostics kits) market. The production application process is nearly finished and trial production has already begun. The Company was asked to amend the quality control standards for this product by SFDA on February 7, 2006. The amendment has been filed on February 17, 2006.

Product line 3: Rapid test.

Quadruple rapid test for HCV antibody, Hepatitis B Virus (HBV) surface antigen, Human Immunodeficiency Virus (HIV-1 and 2) antibody and syphilis (colloid gold method). Yangling Daiying is in the middle stages of developing the colloid gold based diagnostics products. The sensitivity of these products needs to be further improved. It is still under development.

Product Line 4: Oral dosage forms of traditional Chinese medicine (TCM) healthcare products

We have obtained the SFDA approval for three of our TCM healthcare products, including a liver-care medicine, an anti-inflammation medicine and a cough suppressant in year 2006.

Product Line 5: Medical Device: Tara KLamp® Disposable Circumcision Device

On May 12, 2005, Yangling Daiying signed the Sole Distribution Agreement and the Sole Co-production Agreement with Taramedic Corporation Sdn. BHD, a Malaysian company for developing a market in China for its product, Tara Klamp Disposable Circumcision Device. The registration approval of this product was awarded on January 26, 2006. The marketing and sales of this product has started.

Services

Drug-screening assay based on our in vitro cell culture system of HCV for new anti-HCV drugs. We have established a drug-screening assay based on our in vitro cell culture system and initiated drug screening for anti-HCV therapeutics.

Our high-throughput GMP manufacturing facility provides an opportunity to commercialize products licensed from third-parties and developed through collaborations. We are currently negotiating with a couple of American companies and hope to reach an OEM agreement in the next couple of months.

Competitive business conditions, and the Company’s competitive position in the industry, and methods of competition

● Market Positioning VS. Competitors
HCV Virus and Antigen
There is no real competition at the current time since Daiying has the only system available to produce it, and have obtained domestic patents to protect the replication of the technology by others and products derived from it.
Anti-HCV Drug-screen system

Due to the limitation of current treatment for chronic HCV infection, intensive R&D activities are carrying on in pharmaceutical companies and HCV research institutes. There’s no real competition at current time since Yangling Daiying has the only system available which is using intact HCV culturing system for screening anti-HCV drugs in vitro. Instead of extremely tedious drug screening from the synthetic compounds as most pharmaceutical companies are doing, Yangling Daiying has sources of traditional medicines which are well-known to be effective to control HCV infection. Screening anti-HCV drugs out of these traditional Chinese medicines would be much faster and less expensive than screening tens of thousands of synthetic medicines.
HCV Antibody Detection ELISA Kits

Our main competition are domestic companies, the number of which stands at over 200 at this time. Some of the larger diagnostic companies include Ke-Hua biotech (Shanghai), Wan-Tai pharmaceuticals (Beijing), Xin-Chuang Ke Ji (Xiamen), Ji-Bi-Ai Biotech (Beijing), and Rong-Sheng biotech (Shanghai). All these companies rely on a third party to supply antigen for their kits. Yangling Daiying is different in this respect since it is self-sufficient for its antigen supply.
Oral Dosage Forms of TCM

China is a huge market for OTC medicine. Because of historical reasons and relaxed government regulation, development of OTC products has it own unique cultural and market background. The large base of users, as well as extensive media coverage, makes the Chinese OTC market very attractive. The four OTC drugs that Yangling Daiying will be releasing into the market (a liver-care medicine, an anti-inflammatory, a cough suppressant and a TCM that can be used by new born infants) are all proven effective OTC medicines for which markets have already been forged. As superior manifestations of these TCMs, our products promise to absorb market share from existing products rapidly. As with these 4 medicines, our general strategy is to select target diseases with a high occurrence rate and a history of effective OTC treatment and wide acceptance by the patient population.

● Competitive Advantages
The competitive advantages of the Company mainly lie in:
HCV research abilities

Daiying has a distinctive technology for culturing (growing, propagating) intact Hepatitis C virus in vitro, which creates a sturdy foundation for developing other HCV products.
Government supports

Daiying’s HCV vaccine research program has been awarded the prestigious Chinese government high-Tech 863 project status. Yangling Daiying has obtained three years of government funding grants through the prestigious 863 mechanism. All funds have been disbursed. Daiying was also awarded compensation of interests for bank loans up to 40 million RMB from the government of Shaanxi province.
Advanced manufacturing facilities

Daiying possesses the most comprehensive 10,000-grade GMP-compliant manufacturing facilities in China, which include 35,940 m2 of land and a 5,359 m2 GMP standard facility.

Patent protection in China

Daiying obtained a Chinese patent for this invention on October 23, 2002, securing a strong independent IP position. In December 2003, the patent was awarded the prestigious China Patent Golden Medal by the General World Intellectual Property Organization (WIPO) on the 8th China Patent Assessment. Over the past 10 years in China, this medal was the only golden medal issued for achievement in the biomedical sciences.

● Competitive Weaknesses
The competitive weaknesses of the Company mainly lie in:
Although Daiying has filed an application of PCT, US patent and European patent protection, patents haven’t been issued in other countries/districts but only in China currently.
Daiying’s HCV research needs substantial long term funding, therefore, Daiying needs to expand its product lines to generate sufficient revenues and profits to support its research. Meanwhile, Yangling Daiying needs to raise funds to support its growth and long-term research lines during this transition period.

According to the distribution of Daiying’s sales networks, the current markets for ELISA HCV antibody detection kit focus in China and southeast Asia. Daiying expects to rapidly broaden its network internationally since it is now a publicly traded company.

Sources and Availability of Raw Materials and Names of Suppliers

The following is a list of raw materials that we will utilize and the name of our suppliers:

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

Dependence on one or a few major customers

Daiying believes that it will not be dependent on a few major customers for the sales and distribution of its products and services. Its potential customers will include hospitals, pharmacies and research institutes of which there are many.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

Daiying obtained a Chinese patent of “The Intact Hepatitis C Virus (HCV) and Method for Culturing HCV in vitro by Cell Culture” on October 23, 2002. The patent number is 01124001.6. A pending Patent Co-operation Treaty (PCT) international application was filed on August 2, 2002 to cover countries and areas including the United States, Japan, Korea, Russia and the European Union, and obtained the priority protection from these countries.

On February 5, 2004, Daiying filed a patent application to the United States Patent and Trademark Office, the processing number is 10/486,024. The publication number is US-2004-0166488-A1. The patent has been reviewed and a comment letter was sent to Yangling Daiying on January 9, 2006. An amendment needs to be filed to continue the patent application.

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

Need for Governmental Approval of Products

The ELISA kits for HCV antibody detection has already been validated in 12,000 clinical samples in a number of SFDA (Chinese FDA) clinical trials. As of March 2004, the kit had gone through the inspection by the National Institute for the Control of Pharmaceutical and Biological Products in China, and we hope to have approval very soon. We filed application to SFDA in March 2004, the processing number is Y040175. We have completed 3 complimentary materials as required by the New Drug Approval Center of the SFDA, and the last materials were sent on March 2, 2005. The Company was requested to amend the quality control standards for this product by SFDA on February 7, 2006. The amendment was filed on February 17, 2006. The approval application process is near completion.

As to traditional Chinese medicine we have obtained National Drug Licenses for the following products:

1.	The Company received SFDA (Chinese FDA) regulation approval for “Hu Gan Tablets”, a liver-care medicine, on June 20, 2005 - National Drug License Number is Z20054104.

2.	The Company received SFDA regulation approval for “Ke Te Ling Capsules”, the anti-cold medicine, on September 9, 2005 - National Drug License Number Z2005S06555

3.	The Company also received SFDA regulation approval for “Yi Qing Granules”, the anti-inflammation medicine, on September 30, 2005 - National Drug License Number Z20054251.

Imported medical devices need to be registered with SFDA. On January 26, Daiying obtained registration approval for Tara KLamp® Disposable Circumcision Device from SFDA. The registration number isæSFDA(I)20062660112.

Effect of Existing Governmental Regulations

The manufacturing facilities for both biological and medical products have to be GMP-compliant. We have received the GMP certificate from the government. In order to sell or distribute the pharmaceutical products in China, the Company has to have GSP (Good Sales Practice for Pharmaceutical Products) certificate. Daiying’s subsidiary, Shaanxi Daiying Medicine Distribution Co., Ltd., has obtained the GSP certificate which allows the company to wholesale medical products to pharmacies, hospitals, clinics and sub-distributors. For commercialization of new drugs in China, companies have to get New Drug Approval from SFDA. We have obtained a New Drug License for three of our TCM Products.

The amount spent during last two fiscal years on research and development costs

Research and product development costs are charged to expense as incurred. The Company incurred $57ô,222 and $72,916 in product development costs for the years ended December 31, 2005 and December 31, 2004, respectively.

Costs and Effects of Compliance with Environmental Laws

At the present time, Daiying is in compliance with applicable environmental laws in China, both nationally and locally. Its current cost of compliance is approximately $50,000 per year, assuming no change in the current laws.

Number of Full Time and Part Time Employees:

The Company and its subsidiaries have 62 full-time employees as of December 31, 2005.

ITEM 2. DESCRIPTION OF PROPERTY

Plants

The Company’s headquarters is located in Yangling, which is only 82 km away from Xi’an, one of the biggest cities in China. Daiying has a Good Manufacturing Practice (GMP) compliant manufacturing facility which is one of the few GMP compliant facilities for both biological and pharmaceutical products in China. The Company’s manufacturing plant is in Shaanxi province. The Company acquired 35,940 m2 of land in the Yangling Agricultural Hi-tech Industrial Demonstration Zone in China. Yangling Daiying has already constructed a 5,359 m2 GMP standard facility. The overall production facility meets the cleanness standard of 10,000-grade GMP compliance, and it includes a production facility for HCV particles and antigens, a biological kits facility, and a fully-equipped factory for producing Traditional Chinese Medicine (TCM) and Western solid medicines. This plant was built higher than required under Pharmaceutical Industrial Standards and Regulations of China. On May 15, 2002, the Company entered into an agreement with the Chinese government, whereby the Company acquired for RMB 4,603,052 (Equivalent US$570,376 at December 31, 2005) the rights to use certain land until May 14, 2052.

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

ITEM 3. LEGAL PROCEEDINGS

On November 23, 2005, the Company was sued by Mark B. Aronson in the Court of Common Pleas of Allegheny County, Pennsylvania. The subject matter of this civil action is the unlawful solicitation of Plaintiff by spam email within the Commonwealth of Pennsylvania of Plaintiff’s purchase of shares of common stock of Defendant. The case number is AR05-007753. The lawsuit has been dismissed without prejudice at the request of the plaintiff on February 8, 2006.

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

During the fourth quarter of 2005, no matter was submitted to a vote of the security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Market Information

The Company’s common stock is traded on the OTCBB under the symbol “WWBP.OB”. The Company’s common stock consists of 90,000,000 shares authorized of which, as of December 31, 2005, there are 39,657,102 shares issued and outstanding. The common stock started under the symbol SC11 on August 20, 2003, the effective date of the 1-100 reverse stock split. The following is the high and low prices of our stock for the last eight quarters.

Quarterly Common Stock Price Ranges

Quarter	2004		2005
	High	Low	High	Low
First	No data	No data	$1.30	$1.05
Second	$5.00	$1.01	$1.75	$0.60
Third	$5.00	$1.20	$8.75	$1.01
Fourth	$2.00	$1.14	$2.15	$0.60

B. Holders of Common Stock

As of December 31, 2005 there were approximately 132 shareholders of the Company’s common stock.
C. Dividends

We have not paid dividends on our shares of common stock, and do not intend to pay dividends in the foreseeable future. We intend to retain earnings, if any, to finance development and expansion of our business. Payment of dividends in the future will depend among other things, upon our ability to generate earnings, our need for capital, and our overall financial condition.

D. Securities Authorized for Issuance Under Non-Qualified Stock Compensation Plan

The Company filed a Form S-8 with the Commission on May 20, 2005 wherein it registered 5,000,000 shares to employees, directors, officers, consultants, advisors and other persons associated with the issuer. Among that, 600,000 shares have been issued to employees and 3,000,000 shares have been issued to consulting companies as disclosed in the annual audited financial report ended on December 31, 2005.

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

Plan of Operation

By the end of year 2005, the Company has obtained SFDA approvals for three of its TCM products, including a liver-care medicine, an anti-cold medicine and a cough-suppressant. The production and sales for this these products will commence the first quarter of year 2006.

Daiying acquired Hunan Hua Yang Pharmaceutical Co., Ltd. (Hua Yang) and Hunan Ze An Pharmaceutical Company on January 19, 2006. Yangling Daiying controls the majority of shares of these companies. Hunan Hua Yang Pharmaceutical Co., Ltd. occupies 28,440 m2 lands with GMP-compliant constructed area of 6,140 m2. The Company currently owns 23 medicines with National Drug Production Licenses and 5 nutrient supplements with National Food Production Licenses. Yangling Daiying controls 51% of the total shares of Huayang after the reorganization. Hunan Ze An Pharmaceutical Co., Ltd occupies 30,200 m2 lands with GMP-compliant construction area of 6,953 m2. It currently owns 5 production lines, 10 medicines with National Drug Production Licenses and 1 nutrient supplement with a National Food Production License.

Excluding the products of the Company and it’s subsidiaries, the Company has entered into a sole distribution agreement with TARAMEDIC.CORPORATION.BHD, a Malaysian company, to distribute its Tara KLamp® Disposable Circumcision Device. TARAMEDIC owns patents both in Malaysia and China. The product has been registered with the Chinese SFDA and sales will commence in the first quarter of 2006.

The Company, in order to continue its research on HCV product development and facilitate the transition from a Company focused on research and development to a company engaged in both research and commercialization of new medical products will be dependent upon its ability to raise additional capital during the next twelve months. In order to fulfill its business plan, the Company will pursue capital raising either through conventional loan from various financial institutions or through an offering of its shares after the filing of a registration statement with the Securities and Exchange Commission. In the case that the Company does not meet this fund raising goal in the year 2006, the above research projects will be delayed and production might not meet the market demand for the Company’s new product.

Summary of Product Research

Three major research projects we will focus on are: HCV human vaccine development, anti-HCV medicine screening project and colloid gold rapid test. For the HCV human vaccine research, we wish to reach goals of purification of replication-deficient HCV in large quantities and setting up ideal animal models for HCV vaccine study. For anti-HCV medicine screening project, we are planning to screen a significant number of known anti-virus Traditional Chinese Medicines and hopefully obtain one or two promising candidates for further study. We will continuously refine the Colloid Gold rapid test system to improve the sensitivity of this test and finalize this product. Meanwhile, we will actively seek new collaboration opportunities and promising research projects. The progress on our research projects depend on our ability to raise enough funding in the following year.

No Expected Equipment Purchase or Change in Number of Employees

The Company expects that if it is able to raise additional funds it will purchase additional equipment, otherwise, it will not. The Company further does not expect any significant change in the number of employees unless it accomplishes a merger with another company.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company is not aware of any known trends, events or uncertainties that have, or will reasonably likely to have material impact on the Company’s short-term or long-term liquidity. The Company has no internal source of liquidity at the present time and does not generate revenue from sales, however, the Company intends to pursue internal sources of liquidity as explained above, through registration of various shares of stock a registration statement to be filed with the Securities & Exchange Commission, or through traditional means of obtaining funds through various financial institutions. The Company is in need of additional funds to meet various anticipated capital expenditures which include research and development for drug-screening systems for anti-HCV drugs and HBV vaccines, production of products for release into the market, mergers of companies that would align the Company’s business plans, and various funds to market the Company’s technology and products to create interest in the market place. We will need to raise funds either through traditional sources of financing or through the sale of stock to meet these commitments.

There are a number of trends, ventures, and uncertainties that are reasonably expected to have material impact on the net sales, revenues or income for continuing operations. Presently, the Company has no income from operations. The Company will be unable to pursue continued research, development, production, and marketing of its product line in the event it is unable to raise sufficient funds to meet these expenses. There is no assurance that the Company will be able to raise sufficient funds to meet these goals. Further, the Company is subject to government regulation with regard to obtaining SFDA (Chinese FDA) approval for the new products, which at the present has not been accomplished. There may be delays in obtaining approval from the SFDA which would prevent the Company from producing and/or marketing these products. Further, the Company is not protected in all of its intellectual property rights and failure to do so, may allow others to infringe upon the patent.

Currently, the People’s Republic of China is in a period of growth and is constantly promoting business development in order to bring more business into China. Additionally, a Chinese corporation can be owned by a United States corporation, however, the laws and regulations of China are subject to change and in the event said change occurs, it may affect the ability of the Company to operate in the People’s Republic of China.

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

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements for the year ending December 31, 2005.

Impact of Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Reporting Accounting Changes in Interim Financial Statements ("SFAS 154"), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 will be effective for the Company beginning January 1, 2006 and is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated audited financial statements for the year ending December 31, 2005 with notes are filed herewith following the signature page to this report beginning with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 19, 2006, the Company engaged Most and Company, LLP, 275 Madison Avenue, New York, New York 10016, to audit the balance sheet of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders equity and cash flows for the same period. They have also been engaged to perform reviews of the Company's unaudited quarterly consolidated financial information for quarters ending March 31, June 30, and September 30, 2006. The Company had not consulted with Most & Company, LLP regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on the Company's financial statements, and neither written nor oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues. Sherb and Company was dismissed as the Company’s auditor on December 30, 2005. There have been no disagreements with accountants on accounting and financial disclosure.

Item 8A. CONTROLS AND PROCEDURES

The closing of the acquisition of Daiying took place on December 16, 2004. The officers and directors of Daiying reside in China. The Company has set up disclosures, control and procedures, designed to ensure that information required to be disclosed in reports filed under the Securities Act of 1934, as amended, is recorded, processes, summarized, and reported within the specified time period. At the end of the period covered by this report, the Company’s CEO and CFO have evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, which disclose no significant deficiencies or material weaknesses, the Company’s president and director, concluded that the Company’s controls and procedures are effective as of the end of the period covered by this report.

There were no changes in the Company’s internal controls and financial reporting that occurred in the Company’s most recent fiscal quarter, that had materially affected or reasonably likely to materially affect, the corporation’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

The following table sets forth the information regarding our executive officers and directors as of the date of this filing:
Name	Age	Title
Wenxia Guo	38	President, CEO and Director
Peiyi Tian	43	Senior Vice President, CFO, Treasurer and Director
Dr. Yuhui Liu	35	Secretary
Shiwei Zhang	42	Vice President of Production
Wanyou Zhang	45	Vice President of Operation
JianJun Liu	38	Director
Huimin Zhang	55	Director

There is one family relationship between officers and directors in this Company in that Wenxia Guo and JianJun Liu are married.

Biography of Officers and Directors

Ms. Wenxia Guo, President and CEO, director. Ms. Guo is a law major graduate from Education Institute of Xi’an Jiao-Tong University. She currently holds numerous social positions including: Director of Project Review Department of Chinese Primary Healthcare Foundation; member of Central Economic Committee of Chinese Peasants and Workers Democratic Party; member of National Committee of Shaanxi Province; Vice Secretary of Shaanxi Peasants & Workers Union, Executive Vice Secretary of Shaanxi Pharmaceutical Association; member of Committee of Shaanxi Commercial Union; Vice Chairman of Yangling Demonstration Zone’s Political Consultative Committee, Vice Chairman of Shaanxi Women’s Union.
In 1990, Ms. Guo set up her own company, a healthcare product distribution company. In the following ten years, she founded various companies, including pharmaceutical companies and media companies. She founded Shaanxi Daiying Biological Engineering Co., Ltd. in 2000 as CEO of the Company. On November 26, 2001, the company was restructured into a stock-based company and renamed into Yangling Daiying Biological Engineering Co., Ltd., (the name was changed into “Yangling Daiying Biotech & Pharmaceutical Co., Ltd.), with Wenxia Guo as the President and CEO. On December 16, 2004, Ms Guo was appointed as the President, CEO and director of the Company. In 2001, Ms. Guo was awarded “Excellent Enterpriser” by Government of Yangling Hi-tech Demonstration Zone and was listed as one of “Top 10 News Characters” at Yangling. The Company was also awarded “Good Practice Enterprise”. In Aug., 2003, Ms. Guo was awarded with “National Best Professional Woman” and Hu Jintao, Chairman of China gave her the medal in person.

Mr. Peiyi Tian, Senior Vice President, CFO, Treasurer and Director, certified accountant. After graduating with an accounting degree from the Shaanxi Financial College, Mr. Tian held various accountant positions in a series of government organizations between 1982 to 1991. He served as the vice director and later director of the accounting department of the Shaanxi Bai Long Co. Ltd. (a publicly traded company) from 1991-1992 and as the CFO of the Xi’an Hua Hai Co. Ltd. from 2000 to 2001. Mr. Tian joined Daiying in 2001 as the director of the accounting department has now risen to VP, Treasurer, CFO of the company.

Mr. Shiwei Zhang, VP of Production. Senior Engineer. Graduated from Beijing Institute of Chemical Engineering. Mr. Zhang brings to Daiying 15 years of drug manufacturing experience. Mr. Zhang worked in several pharmaceutical companies in various capacities of manufacturing, technology development and management, and has extensive drug making experience. He successfully completed several projects related to technology advancement that resulted in reduced cost and increased the profit margin.

Dr. Yuhui Liu, M.D., Secretary to the Board of Directors, obtained her M.D. and M.S. degrees from Xi’an Medical University in Shaanxi, P.R. China in 1994 and 1997, and received post doctoral training and research in molecular biology and genetics in the United States at John Hopkins University. She was a research associate in genetics at Stanford University from January 2000 to October 2004, and with Stanford Engineering Co. Ltd. from November 2004 to January 2005, before staring work at Daiying in February 2005.

Mr. Wanyou Zhang, Vice President of Operations. Attorney, graduated from Northwestern College of Law in 1990. Mr. Zhang has over 10 years of legal experience and familiar with Chinese laws and policies. Mr. Zhang joined Daiying as the Chief Consul in November 2001. He is also pursuing an executive MBA at the Shaanxi Five Star Institute of Business Management.

Mr. Jianjun Liu, Director. He is Chairman of the Board in Xi’an Jin You Sci-tech Investment Management Co., Ltd. from November 2001. From 2000 to November 2001, he is Deputy General Manager of Shaanxi Daiying Biological Engineering Co., Ltd. From 1994 to 1999, he is Chairman of the Board, Shaanxi Daiying Trade Co., Ltd. From 1987 to 1994 he is General Manger of Shaanxi Bao De Trade Co., Ltd.

Ms. Huimin Zhang, Director. She has been independent director of Shaanxi Sai De Sci-Tech Co., Ltd. Since 2003. From 2001 to 2003, she was CFO, Deputy General Manager and General Manager of Shandong Subsidiary of Shaanxi Qin Peng Sci-tech Co. Ltd. From 1990 to 2000 she was director of Sci-Tech Division of Shaanxi Provincial Office of the Second Light Industry.

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

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors, executive officers, and persons who own more than 5% percent of registered class of the Company’s equity securities, file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. During the fiscal year ending December 31, 2005, a Form 3, Initial Statement of Beneficial Ownership of Securities was not timely filed by each of the following officers and directors:

Wanyou Zhang and Shiwei Zhang, who filed their Form 3 on March 19, 2005; Yuhui Liu, who filed her Form 3 on March 3, 2006; Liang Hongyan who filed his Form 4 on February 23, 2006. The delay in filing was in part attributable to the delay in obtaining Edgar codes from the SEC.

Code of Ethics

The Company has adopted a code of ethics for all of the employees, directors and officers which is incorporated by reference to Form 8-K filed July 7, 2004.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

Summary Compensation Table.

The following table reflects all forms of compensation ending December 31, 2005: for 2005

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All other compensation ($)
Wenxia Guo President, CEO, Director	2005	2,339	6,048	n/a	-	-	-	-
Peiyi Tian Senior VP, CFO, Treasurer, Director	2005	2,813	5,478	n/a	-	-	-	-
Shiwei Zhang, VP Production	2005	2,858	4,410	n/a	-	-	-	-
Yuhui Liu Secretary	2005	3,796	15,925	n/a	-	-	-	-
Wanyou Zhang VP Operation	2005	1,405	885	n/a	-	-	-	-
JianJun Liu, Director	2005	2,813	4,425	n/a	-	-	-	-
Huimin Zhang Director	2005	-0-	-0-	n/a	-	-	-	-

The above amounts are reflected in U.S. Dollars using a 8.00 to 1 conversion from Yuan to Dollars.

Options granted in the last fiscal year

At the end of fiscal year ending December 31, 2005, no executive officer or director were granted options to purchase shares of common stock.

Fiscal year-end option values

During the fiscal year ending December 31, 2005, no executive officer or director exercised any options to purchase shares of common stock, and as of December 31, 2005, no executive, officer or director possessed any options to purchase shares of common stock.

Directors Remuneration

In 2005 directors were not paid a fee for serving on the board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth as December 31, 2005 information with respect to (a) each person, (including “group”) as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, whose known to the Company to be a beneficial owner of more than 5% of outstanding common stock of the Company, and (b) the number or percentage of the Company’s common stock owned by (a) each of the directors and the executive officers named in the Summary Compensation Table above, and (b) all of the directors and executive officers of the company as a group. The Company believes that unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. The following table sets forth certain information regarding the beneficial ownership of the Company’s common capital stock as of the date of this memorandum by (i) each person known to the Company of having beneficial ownership of more than 5% of the Company’s capital common stock (ii) existing shareholders, (iii) and all others as a group.
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owners	Percent of Ownership

	Wenxia Guo	8,601,600	24.4%
	16 Weiyi Rd.
	Yangling Demonstration Zone,
	Shaaxi, China

"	Xi’an Jin You Sci-Tech	5,376,000	15.24%
	Investment Management Co., Ltd.
	Fengye Neo-city, Jiezou Ming Yuan,
	B5-70201, Hi-tech District, Xi’an, Shaanxi

"	Shaanxi Da Ze Movie & T.V.	2,800,000	7.94%
	Cultural Ad Spreading Co., Ltd.
	70 Xiying Rd. Xi’an, Shaanxi, China

"	Liu Qiuling	2,688,000	7.6%
	Nanchang Rd. Bldg. 17, Apt# 309,
	Xi’an, Shaanxi, China

"	Zeng Fu Lee	2,688,000	7.6%
	Tongguan Rd, Tongyunsi Complex,
	Apt# 406, Tong Chuan, Shaanxi, China

"	Tianxi Wang	1,881,600	5.3%
	Baoxian St. at Train Station 27,
	Tong Chuan, Shaanxi, China

"	All directors and officers as a group	8,601,600	24.4%
	(1 person)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

None.

ITEM 13. EXHIBITS

Exhibits and reports on Form 10-K.

a) The exhibits included in this report are indicated below.

Exhibit No.     Description of Exhibit
2	Reorganization Agreement (1) and
Amendment to Reorganization Agreement (1)
3 (i)	Restated Certificate of Incorporation, Certificate of Renewal, Restoration and Revival of Certificate of Incorporation (2)
3 (ii)	By-laws (2)
10.1	Reorganization Agreement with Hunan Hua Yang Pharmaceutical
Co. Ltd., dated January 19, 2006
10.2	Reorganization Agreement with Hunan Ze An Pharmaceutical Co. Ltd., dated January 19, 2006
14	Code of Ethics (3)
16	Letter on change of certified accountant (4)
21	Subsidiaries of the Registrant
31	Rule 13(a)-14(a)-15(d) certifications
32	Section 1350 certifications

(1) Incorporated by reference to Information Statement Form 14C filed on August 19, 2004
(2) Incorporated by reference to Form 8-K filed on August 8, 2003
(3) Incorporated by reference to Form 8-K filed on July 7, 2004
(4) Incorporated by reference to Form 8-K filed on January 5, 2006

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

a) Audit Fees

The aggregate fees billed for each of fiscal 2005 and fiscal 2004 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $31,500 and $39,000, respectively.

(b) Audit-Related Fees

No fees were billed in each of fiscal 2005 and fiscal 2004 for assurance and related services by the principal accountant reasonably related to the performance of the audit or review of the Company's financial statements.

    (c) Tax Fees

No fees were billed in fiscal 2005 or fiscal 2004 for professional services rendered by the principal accountant for tax compliance, tax advice, or tax planning.

(d) All Other Fees

No fees were billed in each of fiscal 2005 and fiscal 2004 for products and services provided by the principal accountant.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.
.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Worldwide Biotech & Pharmaceutical Company

Date: April 5, 2006              By: /s/ Wenxia Guo
------------------------------------
Wenxia Guo
Chief Executive Officer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the dates indicated.

Date: April 5, 2006             By: /s/ Wenxiz Guo
------------------------------------
Wenxia Guo
Chief Executive Officer, Director
(Principal Executive Officer)

Date: April 5, 2006              By: /s/ Peiyi Tian
-----------------------------------
Peiyi Tian
VP, Treasurer, CFO, Director
(Principal Financial and Accounting Officer)

Date: April 5, 2006              By: /s/ JianJun Liu
-----------------------------------
JianJun Liu, Director

Date: April 5, 2006             By: /s/ Huimin Zhang
------------------------------------
Huimin Zhang, Director

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES

December 31, 2005

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Worldwide Biotech & Pharmaceutical Company and Subsidiaries

We have audited the accompanying consolidated balance sheet of Worldwide Biotech & Pharmaceutical Company and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worldwide Biotech & Pharmaceutical Company and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had accumulated deficit of $7,982,909 and a working capital deficiency of $1,888,436 at December 31, 2005 and had a net loss and cash used in operations of $3,683,322 and $803,967, respectively, in 2005. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Most & Company, LLP
Most & Company, LLP
New York, New York February 15, 2006

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS

CURRENT ASSETS:
Cash	$94,570
Marketable securities	228,699
Accounts receivable	11,337
Inventories	5,276
Prepayments and other current assets	54,770

Total Current Assets	829,871

PROPERTY AND EQUIPMENT, net	2,279,022

ADVANCES	435,219

LAND USE RIGHT, net	529,498

Total Assets	$3,638,391

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loan payable	$867,389
Current portion of mortgages payable	30,247
Accounts payable	586,697
Due to related parties	1,197,019
Other current liabilities	36,955

Total Current Liabilities	2,718,307

MORTGAGES PAYABLE, less current portion	237,738

Total Liabilities	2,956,045

MINORITY INTEREST	60,553

STOCKHOLDERS' EQUITY:
Common stock ($.001 Par Value; 90,000,000 Shares Authorized;
39,657,102 shares issued and outstanding)	39,657
Additional paid-in capital	10,345,434
Accumulated deficit	(7,982,909)
Deferred compensation	(1,373,000)
Accumulated other comprehensive loss:
Change in unrealized loss on marketable securities	(437,746)
Foreign currency translation gain	30,357

Total Stockholders' Equity	621,793

Total Liabilities and Stockholders' Equity	$3,638,391

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2005	2004

REVENUES	$26,222	$-

COST OF SALES	(21,425)	-

GROSS PROFIT	4,797	-

OPERATING EXPENSES:
Research and development	57,222	72,916
Professional fees	166,603	409,823
Stock-based compensation	3,174,628	780,000
Selling expense	7,463
General and administrative	335,907	419,666

Total Operating Expenses	3,741,823	1,682,405

LOSS FROM OPERATIONS	(3,737,026)	(1,682,405)

OTHER INCOME (EXPENSES):
Interest income	10,257	14,672
Interest expense	(150,667)	(190,595)
Other income	192,732	113,250
Realized gain on sale of marketable securities	-	46,112

Total Other Income (Expense), net	52,322	(16,561)

LOSS BEFORE MINORITY INTEREST	(3,684,704)	-

MINORITY INTEREST	(1,382)	-

NET LOSS	$(3,683,322)	$(1,698,966)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share	$(0.10)	$(0.05)

Weighted Common Shares Outstanding - basic and diluted	38,115,732	33,643,324

See notes to consolidated financial statements

Accumulated Other
Comprehensive Loss

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2005 and 2004

						Accumulated Other Comprehensive Loss
	Common Stock, $.001 Par Value
			Additional Paid-in	Accumulated	Deferred	Unrealized Loss on	Foreign Currency	Total Stockholders'
	Number of Shares	Amount	Capital	Deficit	Compensation	Marketable Securities	Translations	Equity

Balance, December 31, 2003	33,600,000	$33,600	$4,803,159	$(2,600,621)	$-	$(227,432)		$2,008,706

Issuance of common stock pursuant to share exchange agreement	1,057,102	1,057	(16,182)	-	-	-		(15,125)

Issuance of common shares for services	600,000	600	779,400	-	-	-		780,000

Valuation of contingently issuable shares	-	-	151,667	-	-	-		151,667

Value attributable to grant of stock warrants	-	-	84,162	-	-	-		84,162

Comprehensive loss:
Net loss	-	-	-	(1,698,966)	-	-		(1,698,966)
Other comprehensive loss: Change in unrealized loss on
marketable securities	-	-	-	-	-	(98,763)		(98,763)
Foreign currency translation gain

Total comprehensive loss	-	-	-	-	-	-		(1,797,729)

Balance, December 31, 2004	35,257,102	35,257	5,802,206	(4,299,587)	-	(326,195)		1,211,681

Issuance of common shares for services	3,000,000	3,000	2,217,000		(2,220,000)			-

Valuation of shares issued from escow	1,400,000	1,400	1,526,933					1,528,333

Amortization of deferred compensation					847,000			847,000

Value attributable to grant of stock warrants			799,295					799,295

Comprehensive loss:
Net loss				(3,683,322)				(3,683,322)
Other comprehensive loss:
Change in unrealized gain in loss of marketable securities						(111,551)		(111,551)
Foreign currency translation gain							30,357	30,357

Total comprehensive loss								(3,794,873)

Balance, December 31, 2005	$39,657,102	$39,657	$10,345,434	$(7,982,909)	$(1,373,000)	$(437,746)	$30,357	$621,793

See notes to consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,683,322)	$(1,698,966)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	83,961	60,991
Stock-based compensation	3,174,628	1,015,829
Loss on sale of marketable securities	(560)	(46,154)
Changes in assets and liabilities:
Accounts receivable	(11,337)	-
Inventories	(5,276)	-
Prepayments and other current assets	(1,607)	(5,378)
Advances	(435,219)	-
Accounts payable	51,762	47,206
Other current liabilities	23,002	(57,677)

NET CASH USED IN OPERATING ACTIVITIES	(803,967)	(684,149)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	13,552	120,919
Investment in marketable securities	(1,538)	-
Capital expenditures	(444,606)	(1,226,478)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(432,591)	(1,105,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	867,389	1,812,119
Payments on loans payable	(1,812,119)	(604,595)
Proceeds from related parties	1,197,019
Proceeds from mortgages payable		293,563
Payments on mortgages payable	(23,287)	(4,683)

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	229,002	1,496,404

EFFECT OF EXCHANGE RATE CHANGES IN CASH	54,452	(1,458)

NET DECREASE IN CASH	(953,105)	(294,762)

CASH - beginning of year	1,047,675	1,342,437

CASH - end of year	$94,570	$1,047,675

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$150,667	$190,595
Income taxes	$-	$-

 See notes to consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 1 - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Organization and operations

Worldwide Biotech & Pharmaceuticals Company, (the “Company” or “Worldwide”) was incorporated in Delaware in 1961. In the forth quarter of 2005, the Company commenced revenue producing operations.

Additionally, as part of the Merger, the Company, whose former name was Sun City Industries, Inc., amended its Articles of Incorporation, and changed its name to Worldwide Biotech & Pharmaceuticals Company.

Daiying is a high-tech biopharmaceutical company that specializes in the development and marketing of viruses/viral vectors, external diagnostic reagents, prophylactic vaccines for humans, and oral solid dosage forms of traditional Chinese medicine.

On March 7, 2005, Daiying formed Shaanxi Daiying Medicine Distribution Co., Ltd. (“Shaanxi”) with a stockholder of the Company, in which Daiying holds a 90% interest. The stockholder’s contribution for its 10% interest was RMB500,000 (Equivalent to US$61,956 at December 31, 2005), which has been reduced by its proportional share of Shaanxi’s loss for the current period.

On July 26, 2005, Glory Dragon Investments Ltd. (“Glory Dragon”), an international business company, was formed in the British Virgin Islands by the Company.

Glory Dragon then established a wholly-owned foreign investment company in the Peoples Republic of China (PRC) known as Shaanxi Allied Shine International Investment Management Consulting Ltd. (“Shaanxi Allied”) on December 27, 2005. Worldwide transferred all of its shares in Daiying to Shaanxi Allied on December 27, 2005.

Summary of significant accounting policies

Basis of Presentation

The consolidated statements include all the accounts of Worldwide Biotech & Pharmaceutical Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Significant estimates in 2005 and 2004 include the estimated useful lives of property and equipment. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Marketable securities

Marketable securities, available-for-sale, securities consisted of investments in the equity of publicly traded companies in China and are stated at market value based on the most recently traded price of these securities at December 31, 2005. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated other comprehensive income in stockholders’ equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

Inventories

The Company values inventories, consisting of finished goods, work in progress and raw materials, at the lower of cost or market. Cost is determined on the weighted average cost method.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the assets estimated useful lives. Leasehold improvements are amortized over the lesser of the lease term or the assets’ useful lives. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Impairment of long-lived assets

In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required. At December 31, 2005, the Company does not believe that any impairment has occurred.

Concentration of credit risk

The Company’s financial instruments consist primarily of cash, marketable securities, accounts receivable, advances, prepayments and other current assets, loan payable, mortgage payable, accounts payable and accrued expenses, taxes payable and other current liabilities. The Company considers the book value of these instruments to be indicative of their respective fair value. The Company places its temporary cash investments with high credit quality institutions to limit its exposure. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivable is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, marketable securities, prepayments and other current assets, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The Company’s loan and mortgages payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2005.

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

Net gains and losses resulting from foreign exchange transactions are included in the statements of operations. The translation adjustment and effect of exchange rate changes on cash at December 31, 2005 and 2004 were $30,364 and ($2,055) respectively. As of December 31, 2005, the exchange rate for the Chinese Renminbi (RMB) was $1 US for 8.0702 RMB.

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

Loss per common share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive due to the Company’s net loss. Basic and dilutive loss per share does not include the effect of the 3,000,000 outstanding warrants.

Revenue recognition

The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

Research and development

Research and development costs are charged to expense as incurred.

New accounting pronouncements

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Reporting Accounting Changes in Interim Financial Statements ("SFAS 154"), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 will be effective for the Company beginning January 1, 2006 and is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 2 - GOING CONCERN CONSIDERATIONS

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $7,982,909 and a working capital deficiency of $1,888,436 at December 31, 2005, had net losses and cash used in operations of $3,683,322 and $803,967, respectively, in 2005.

While the Company is attempting to increase revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

NOTE 3 - INVENTORIES

Inventories at December 31, 2005, consisted of the following:

Raw materials	$3,473
Work in progress	1,620
Finished goods	183
$5,276

NOTE 4 - ADVANCES
In accordance with investment contracts between the Company and Hua Yang and Ze An (Note 14) entered into on July 12, 2005, Daiying advanced $271,436 and $163,783, respectively, through December 31, 2005. Such amounts were due on demand with interest at 12% per annum. Upon acquisition of these entities on January 19, 2006, such advances become an intercompany receivable.

NOTE 5 - PREPAYMENTS AND OTHER CURRENT ASSETS
Prepayments and other current assets at December 31, 2005, consisted of the following:

Advance on purchases	$29,203
Prepaid value-added taxes	3,678
Employees travel advances	21,889
$54,770

NOTE 6 - PROPERTY AND EQUIPMENT

At December 31, 2005, property and equipment consisted of the following:

	Estimated Life
Buildings and improvements	20	$441,602
Office furniture and equipment	5	366,415
Vehicles	8	144,291
Construction in progress		1,510,573
		2,462,881
Less: Accumulated depreciation		(183,859)
		$2,279,022

For the years ended December 31, 2005 and 2004, depreciation expense was $72,553 and $48,852, respectively.

NOTE 7 - LAND USE RIGHT

On May 15, 2002, the Company entered into an agreement with the Chinese government, whereby the Company acquired for RMB4,603,052 (equivalent to US$570,376 at December 31, 2005) the right to use certain land until May 14, 2052. The purchase price is being amortized over the term of the right, which is 50 years.

At December 31, 2005, land use right at cost, less accumulated amortization consisted of the following:

Land use right	$570,376
Less: Accumulated amortization	(40,878)
$529,498

For the years ended December 31, 2005 and 2004, amortization expense was $11,408 and $12,139, respectively.

NOTE 8 - LOAN PAYABLE

Loan payable is unsecured, payable to a financial institution, guaranteed by an independent third party, with interest at 7.254% per annum payable monthly, with principle due October 26, 2006.

NOTE 9 - MORTGAGES PAYABLE

At December 31, 2005, mortgages payable consisted of the following:

Mortgage payable to a financial institution, payable monthly including interest at 5.04% per annum, through December 1, 2009 and collateralized by building.	$ 105,815

Mortgage payable to a financial institution, payable monthly including interest at 5.85% per annum, through June 24, 2024 and collateralized by building.	117,211

Mortgage payable to a financial institution, payable monthly including interest at 5.04% per annum, through June 17, 2024 and collateralized by building.	44,959
267,985
Less: Current portion of mortgages payable	(30,247)

Total	$ 237,738

The minimum future payments of mortgages payable are as follows:

2006	$30,247
2007	32,022
2008	33,901
2009	33,067
2010	6,6,38
Thereafter	132,112

$267,987
NOTE 10 - DUE TO RELATED PARTIES

The chief executive officer and a stockholder provided advances to the Company for operating expenses. These advances are due on demand and non-interest bearing.

NOTE 11 - STOCKHOLDERS’ EQUITY

Common stock

In 2004, in connection with a consulting agreement, the Company issued 1,400,000 shares of the Company's common stock into escrow. On April 4, 2005, the Company released the shares from escrow pursuant to the terms and conditions of the consulting agreement that provided “If a loan commitment is obtained at the current rates and terms, the Company is obligated to take it but if it is refused by the Company (China Biotech, then proposed name for the Company), the shares and warrants shall be considered earned.”.  Since these shares were earned over the term of the agreement and were subject to forfeiture, the Company has accounted for these under variable accounting. Accordingly, the Company recorded at fair value the unearned shares each period through April 4, 2005. For the years ended December 31, 2005 and 2004, the Company has recognized stock compensation and additional paid-in capital of $1,528,333 and $151,667, respectively.

On December 31, 2004, the Company issued 600,000 shares of common stock to employees valued at their market value on the date of issuance at $1.30 per share. The Company recorded compensation of $780,000 related to these services.

On May 2, 2005, the Company issued 1,000,000 shares of common stock to Inline (Far East) Limited for business development and research and development services valued at $600,000. For the year ended December 31, 2005, the Company recorded stock-based compensation of $192,000 and deferred compensation of $408,000, which will be amortized over the remaining service period.

On May 6, 2005, the Company issued 1,000,000 shares of common stock to Creative Idea Enterprise Limited for business development and marketing services valued at $600,000. For the year ended December 31, 2005, the Company recorded stock-based compensation of $400,000 and deferred compensation of $200,000, which will be amortized over the remaining service period.

On July 2, 2005, the Company issued 1,000,000 shares of common stock to a Guangdong Shengdewei Media Co. Ltd. for business development services in connection with a two-year consulting agreement valued at $1,020,000. For the year ended December 31, 2005, the Company recorded stock-based compensation of $255,000 and deferred compensation of $765,000, which will be amortized over the remaining service period.

2005 Non-Qualified Stock Compensation Plan

On May 20, 2005, the Board of Directors, subject to approval by the stockholders of the Company, adopted the 2005 Non-Statutory Stock Option Plan (Plan) under which the Company may grant non-statutory options to purchase up to 5,000,000 unissued or reacquired shares of common stock of the Company to employees, officers, directors, attorneys, consultants or other advisers of the Company or affiliated companies. Options terms shall be no greater than ten years from the date of grant and shall terminate: (1) upon termination of employment for cause; (2) twelve months from the date of termination employment for without cause.

The Plan shall be administered by the Board of Directors or the Compensation Committee, when appointed. This Plan shall expire on May 20, 2015, except as to options then outstanding, which shall remain in effect until they have expired or been exercised. As of December 31, 2005 no options has been granted under this plan.

Warrants

On December 14, 2004, in connection with a consulting agreement, the Company granted 3,000,000 warrants to purchase 3,000,000 shares of common stock as follows: 500,000 exercisable at an exercise price of $0.75 per share within 4 months of the effective date of the registration statement on Form SB-2, 800,000 at $1.50 per share within 6 months of the same date, 900,000 at $2.50 per share within 9 months of the same date, and 800,000 at $3.50 per share within 12 months of the same date. The fair value of this warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of zero percent; expected volatility of 112 percent; risk-free interest rate of 4.50 percent per annum and an expected holding periods ranging from 4 months to one year.

Since these warrants are earned over the term of the agreement and are subject to forfeiture, the Company has accounted for these under variable accounting method pursuant to EITF 96-18. Accordingly, the Company recorded at fair value the calculated value of the warrants earned at the end of each period until the warrants are earned. On April 4, 2005, the Company settled with the consultant and the warrants were deemed earned. For the year ended December 31, 2005, the Company recognized additional stock based compensation and additional paid in capital of $799,295 respectively. As of December 31, 2005 a Registration Statement on Form SB-2 has not yet being filed and therefore can not become effective.

A summary of the status of the Company's outstanding stock warrants granted for services as of December 31, 2005 and changes during the year is as follows:

Weighted
Average
Exercise
	Shares	Price

2004
Granted	3,000,000	$2.20
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2004	3,000,000	$2.20

2005
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2005	3,000,000	$2.20

Warrants exercisable at end of year	-	$-

The following information applies to all warrants outstanding at December 31, 2005:

		Warrants Outstanding		Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$0.75	500,000	0.34	$ 0.75	0	-
$1.50	800,000	0.50	$ 1.50	0	-
$2.50	900,000	0.75	$ 2.50	0	-
$3.50	800,000	1.00	$ 3.50	0	-

	3,000,000

NOTE 12 - INCOME TAXES

The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. The Company's BVI subsidiary is exempt from income taxes.

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company is governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, enterprises located in “High Tech Zone” approved by China State Council are subject to tax at a statutory rate of 15%. The Company is qualified as a High Tech corporation.

Per PRC Income Tax Law, any new corporation is exempt from income tax for the first two years, with a 50% exemption of income tax for the next three years.

NOTE 13 - FOREIGN SUBSIDIARIES

Operations

Substantially all of the Companies' operations are carried out and all of its assets are located in the PRC. Accordingly, the Companies' business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC. The Companies' business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

  Dividends and Reserves

Under laws of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years' losses, if any; (ii) allocations to the "Statutory Surplus Reserve" of at least 10% of net income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital; (iii) allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory Common Welfare Fund", which is established for the purpose of providing employee facilities and other collective benefits to employees in China; and (iv) allocations to any discretionary surplus reserve, if approved by shareholders.

As of December 31, 2005, the Company's PRC subsidiaries established and segregated in retained earnings an aggregate amount for the Statutory Surplus Reserve and the Statutory Common Welfare Fund of zero.

NOTE 14 - SUBSEQUENT EVENTS

On January 19, 2006, Worldwide by and through Daiying, entered into a Reorganization Agreement with Hunan Hua Yang Pharmaceutical Co. Ltd. (“Hua Yang”) and its shareholders

Pursuant to this agreement, the Company will issue 482,800 shares of its common stock to the shareholders of Hua Yang to acquire 51%. After the acquisition, Daiying will control 51%.

Daiying also on January 19, 2006 entered into a Reorganization Agreement with Hunan Ze An Pharmaceutical Co. Ltd. (“Ze An”) and its shareholders. Daiying shall pay RMB3,400,000, which equates to US$411,124.53, using the agreed upon exchange rate of RMB8.27 to US$1.00, and 219,670 shares of common stock of Worldwide for 65% of Ze An.

The funds used to consummate these transactions were borrowed from a stockholder of the Company, and bear interest at 12% per annum, payable monthly with principle due on December 31, 2006.