Form 10QSB
period 2006-03-31
Worldwide Biotech & Pharmaceutical CO
filed 2006-05-26
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF1934: For the transition period from______ to _______

01-06914
Commission File Number

Worldwide Biotech & Pharmaceutical Company
(Name of small business issuer in its charter)

Delaware	59-0950777
(State or other jurisdiction of Incorporation)	(IRS Employer Identification Number)

4 Fenghui South Road, 15th Floor, A10-11501
Jie Zuo Mansion, Xi’an, Shaanxi, P.R. China 710075	86-29-88193339
(Address of principal executive offices)	(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2006, there were 40,357,502 shares of the common stock issued and outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [  ]   No [X ]

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WORLDWIDE BIOTECH & PARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2006

ASSETS

CURRENT ASSETS:
Cash	$97,746
Marketable securities	267,633
Accounts receivable, net of allowance for doubtful accounts of $189,331	186,391
Inventories	408,654
Prepayments and other current assets	116,606

Total Current Assets	1,077,030

PROPERTY AND EQUIPMENT - Net	4,790,739

LICENSES, net	470,411

LAND USE RIGHTS, net	1,400,326

Total Assets	$7,738,506

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable	$1,504,983
Mortgages payable	30,903
Note payable - stockholder	424,115
Accounts payable	813,622
Due to related parties	1,724,987
Other current liabilities	304,557

Total Current Liabilities	4,803,167

MORTGAGES PAYABLE, less current portion	231,138

NOTE PAYABLE	1,247,396

MINORITY INTEREST	644,800

Total Liabilities	6,926,501

STOCKHOLDERS' EQUITY:
Common stock ($.001 Par Value; 90,000,000 Shares Authorized;	40,358
40,357,502 shares issued and outstanding)
Additional paid-in capital	10,799,993
Accumulated deficit	(8,646,005)
Deferred compensation	(1,023,500)
Accumulated other comprehensive loss:
Change in unrealized loss on marketable securities	(403,259)
Foreign currency translation gain	44,418

Total Stockholders' Equity	812,005

Total Liabilities and Stockholders' Equity	$7,738,506

See notes to financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
March 31, 2006

	For the Three Months Ended March 31,
	2006	2005

NET REVENUES	$111,321	$-

COST OF GOODS SOLD	106,017	-

GROSS PROFIT	5,304	-

OPERATING EXPENSES:
Selling expenses	12,371	-
Research and development	14,292	55,075
Professional fees	80,437	28,861
Stock-based compensation	349,500	1,259,522
General and administrative	167,682	73,037

Total Operating Expenses	624,282	1,416,495

LOSS FROM OPERATIONS	(618,978)	(1,416,495)

OTHER INCOME (EXPENSES):
Interest income	74	2,809
Interest expense	(79,489)	(47,031)
Other income	15,084	-

Total Other Income (Expenses)	(64,331)	(44,222)

LOSS BEFORE MINORITY INTEREST	(683,309)	(1,460,717)

MINORITY INTEREST	20,213	-

NET LOSS	(663,096)	(1,460,717)

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on marketable securities	34,487	-
Foreign currency translation gain	14,061	-

COMPREHENSIVE LOSS	$(614,548)	$(1,460,717)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share	$(0.02)	$(0.04)

Weighted Common Shares Outstanding - basic and diluted	$40,209,640	$35,257,102

See notes to financial statements

WORLDWIDE BIOTECH AND PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

 For the three months ended
March 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(663,096)	$(1,460,717)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	83,606	17,396
Stock-based compensation	349,500	1,259,522
Minority interest	(20,213)	-
Changes in assets and liabilities:
Accounts receivable	(43,313)	-
Inventories	(49,049)	-
Prepayments and other current assets	36,691	(166,281)
Accounts payable and accrued expenses	(148,596)	74,623
Other current liabilities	79,379	34,748

NET CASH USED IN OPERATING ACTIVITIES	(375,091)	(240,709)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used for business acquisitions	(424,115)	-
Cash received from business acquisitions	13,745	-
Purchase of property and equipment	(8,731)	(264,661)

NET CASH USED IN INVESTING ACTIVITIES	(419,101)	(264,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loan payable	-	(525)
Proceeds from note payable - stockholder	424,115	-
Payments on mortgages payable	(7,732)	(12,976)
Proceeds from stockholders/officers	381,492	238,092

NET CASH PROVIDED BY FINANCING ACTIVITIES	797,875	224,591

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(506)	(261)

NET INCREASE (DECREASE) IN CASH	3,177	(281,040)

CASH at beginning of period	94,570	1,047,675

CASH at end of period	$97,747	$766,635

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$78,453	$21,618

See notes to consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and notes thereto contained in the Report on Form 10-KSB of Worldwide Biotech & Pharmaceutical Company (the “Company” or “Worldwide”) as filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

The consolidated statements include all the accounts of Worldwide Biotech & Pharmaceutical Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The Company

Worldwide Biotech & Pharmaceutical Company was incorporated in Delaware in 1961. In the forth quarter of 2005, the Company commenced revenue producing operations.

On January 19, 2006, Worldwide by and through its wholly owned subsidiary, Yangling Daiying Biological Engineering Co., Ltd. (“Daiying”), entered into a Reorganization Agreement with Hunan Hua Yang Pharmaceutical Co. Ltd. (“Hua Yang”) and its shareholders.

Pursuant to this agreement, the Company issued 482,800 shares of its common stock to the shareholders of Hua Yang to acquire 51%.

Daiying also on January 19, 2006 entered into a Reorganization Agreement with Hunan Ze An Pharmaceutical Co. Ltd. (“Ze An”) and its shareholders. Daiying paid Reminbi (“RMB”) 3,400,000 (Equivalent to US$424,115 at March 31, 2006) and 217,600 shares of common stock of Worldwide for 65% of Ze An.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Persuasive evidence of an arrangement is demonstrated via purchase order from the distributor, our customer, product delivery is evidenced by the warehouse shipping log as well as signed bill of lading from the trucking company and no product return is allowed except defective or damaged products, the sales price to the customer is fixed upon acceptance of purchase order, there is no separate sales rebate, discounts, and volume incentives. The Company manufactures and distributes traditional Chinese medicine, including drink tablets, synthetic medicine, antibiotics, biotech medicine and biotech reagents; wholesale Class II medical devices, Class III medical devices, including but not limited to, medical sewing materials and bond, medical high molecular materials and products, and disposable sterile medical devices. The majority of the Company's revenue derives from sales contracts with distributors and revenues are generated upon the shipment of goods. The Company sells certain products to certain customers on consignment. The Company records revenue for consignment transactions when the consignee sells the product to the end user.

NOTE 2 - ACQUISITIONS

Hua Yang

On January 19, 2006, the Company acquired 51% of the outstanding shares of Hunan Hua Yang Pharmaceutical Co., Ltd. (“Hua Yang”) in exchange for 482,800 shares of common stock of the Company. Hua Yang engages in developing, manufacturing and marketing of synthetic chemical medicine, antibiotics, immune vaccine and nutrient supplements.

The fair value of the Company’s shares of $313,820 was based upon the actual number of shares issued using the closing trading price of the Company’s common stock on the closing date.

The acquisition was recorded on the purchase method by allocating the purchase price over the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the net assets acquired and the liabilities assumed over the purchase price was recorded as a proportional reduction of property and equipment, land use right and licenses. The purchase price has been allocated to the assets and liabilities as follows:

Cash	$1,314
Accounts receivable, net of allowances	40,891
Inventories	116,640
Prepayments and other current assets	79,562
Property and equipment	718,311
Land use right	208,259
Licenses	40,968
Notes payable	(8,054)
Accounts payable	(108,526)
Due to stockholders/officers	(103,326)
Other current liabilities	(99,270)
Advances	(271,436)
Less: Minority interest	(301,513)

Total purchase price	$313,820

ZE AN

On January 19, 2006, the Company acquired 65% of all the outstanding shares of Hunan Ze An Pharmaceutical Co., Ltd. (Ze An) in exchange for 217,600 shares of the Company's common stock and RMB3,400,000 (Equivalent to US$424,115 at March 31, 2006). Ze An is in the business of developing, manufacturing and marketing essential traditional Chinese medicine, 100 percent organic herbal medicine, and neutraceutical products.

The fair value of the Company’s shares of $141,440 was based upon the actual number of shares issued using the average closing trading price of the Company’s common stock during a five day trading period prior to the closing.

The acquisition was recorded on the purchase method by allocating the purchase price over the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the purchase price over the net of amounts assigned to the assets acquired and the liabilities assumed was recorded as goodwill, if any. The purchase price has been allocated to the assets and liabilities as follows:

Cash	$12,340
Accounts receivable, net of allowances	89,901
Inventories	235,305
Prepayments and other current assets	17,949
Property and equipment	1,815,244
Land use right	660,185
Licenses	440,204
Loan payable	(619,563)
Accounts payable	(275,517)
Due to stockholders/officers	(34,588)
Other current liabilities	(72,792)
Advances	(163,783)
Note payable, non-current	(1,239,127)
Less: Minority interest	(303,015)

Total purchase price	$562,743

Operations of the acquired companies have been included in operations from the date of acquisitions.

Pro Forma Results

The following unaudited pro forma financial information presents the combined results of operations of the Company, Hua Yang and Ze An for the three months ended March 31, 2006 and 2005, as if the acquisitions had occurred on January 1, 2005. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisitions been completed on January 1, 2005 and should not be taken as indicative of the Company’s future consolidated results of operations.

	2006	2005

Revenues	$111,321	$111,457

Net loss	$(663,096)	$(1,487,980)

Basic loss per share	$(0.02)	$(0.04)

NOTE 3 - NOTE PAYABLE - STOCKHOLDER

Note payable from a stockholder, is unsecured, with interest at 12% per annum, payable monthly with principle due on December 31, 2006.

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to related parties

The Chief Executive Officer and a shareholder, from time to time, provided advances to the Company for operating expenses. These advances are short-term in nature and non-interest bearing, payable upon request. The amount due to these related parties at March 31, 2006 was $1,724,987.

NOTE 5 - CONTINGENCIES

Legal

A lawsuit has been filed by Coast to Coast Equity Group, Inc. ("Coast to Coast") in the United States District Court for the Southern District of Florida on March 31, 2006.  Coast to Coast is seeking damages allegedly arising from Worldwide's failure to file appropriate registration statements with the Securities and Exchange Commission and in turn Coast to Coast's purported inability to sell shares.    Coast to Coast claims that it has legally recoverable financial losses for  an inability to sell on certain dates.

The Company denies Coast to Coast 's claim for various reasons ,  including that  Coast to Coast  as the consultant  was not entitled to shares and warrants in question as it  failed to perform pursuant to  a Consulting Agreement and related documents . The Company intends to vigorously defend this action.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following analysis of our results of operations and financial condition should be read in conjunction with the financial statements of Worldwide Biotech & Pharmaceutical Company for the year ended December 31, 2005 and notes thereto contained in Report on Form 10-KSB of Worldwide Biotech & Pharmaceutical Company as filed with the Securities and Exchange Commission.

This report on Form 10-QSB contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Critical Accounting Policies

A summary of significant accounting policies is included in Note 1 to the audited financial statements included Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2005. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition.

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

Results of Operations

The Company is a high-tech biopharmaceutical company that specializes in the development and potential marketing of viruses/viral vectors, bio-medicines, external diagnostic reagents, prophylactic vaccines for humans, and oral dosage forms of traditional Chinese medicine. The our principal products include Hepatitis C virus produced in vitro, ELISA kits for HCV antibody detection, Rapid Test (Colloid Gold Method), Oral dosage forms of traditional Chinese medicine healthcare products and medical devices distributed for other companies.

The Company established its drug-screening assay based on its in vitro cell culture system, and initiated drug screening for anti-HCV therapeutics and commenced revenue producing operations through its majority owned subsidiary, Shaanxi Daiying Medicine Distribution Co., Ltd. (“Shaanxi”) in the forth quarter of 2005.

Shaanxi distributes traditional Chinese medicine, including drink tablets, synthetic medicine, antibiotics, biotech medicine and biotech reagents; wholesale Class II medical devices, Class III medical devices, including but not limited to, medical sewing materials and bond, medical high molecular materials and products, and disposable sterile medical devices.

The Company obtained SFDA approvals for three of its oral traditional Chinese medicines, including a liver-care medicine, an anti-cold medicine and a cough-suppressant by the end of 2005. The production and sales for these products commenced during the first quarter of 2006.

The Company through Daiying acquired Hunan Hua Yang Pharmaceutical Co., Ltd. (Hua Yang) and Hunan Ze An Pharmaceutical Co., Ltd. (Ze An) on January 19, 2006. Hua Yang currently holds 23 medicines with National Drug Production Licenses and 5 nutrient supplements with National Food Production Licenses. Daiying controls 51% of the total shares of Huayang. Ze An currently holds 5 product lines, 10 medicines with National Drug Production Licenses and 1 nutrient supplement with a National Food Production License. Daiying controls 65% of the total shares of Ze An.

In 2005, the Company entered into a sole distribution agreement with TARAMEDIC.CORPORATION.BHD, a Malaysian company, to distribute its Tara KLamp® Disposable Circumcision Device. TARAMEDIC owns patents both in Malaysia and China. The Company obtained the regulation approval for this product from Chinese SFDA on January 26, 2006 and sales has commenced.

The following analysis shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three-month period ended March 31, 2006 and March 31, 2005. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company for the three-month period ended March 31, 2006 and March 31, 2005 and related notes thereto.

Three months ended March 31, 2006 as compared to three months ended March 31, 2005

Revenues

For the three months ended March 31, 2006, our revenues were $111,321 as compared to none for the three months ended March 31 2005, an increase of $111,321. We attribute this increase in net revenues to the fact that the Company established its drug-screening assay based on its in vitro cell culture system, and initiated drug screening for anti-HCV therapeutics, an increased marketing effort and gradual acceptance of Shaanxi distribution network and revenues generated from Hua Yang and Ze An, majority owned subsidiaries we acquired on January 19, 2006. The Company was a development stage company as of March 31, 2005.

Cost of Sales and Gross Profit

For the three months ended March 31, 2006, cost of sales amounted to $106,017 as compared to cost of sales of $0 for the three months ended March 31, 2005. Gross profit for the three months ended March 31, 2006 was $5,304 or 4.8% of revenues, as compared to $0 for the three months ended March 31, 2005.

Operating Expenses

For the three months ended March 31, 2006, total operating expenses were $624,282 as compared to $1,416,495 for the three months ended March 31, 2005, a decrease of $792,213, or approximately 55.9%.

Included in this decrease was:

•
For the three months ended March 31, 2006, we incurred selling expense of $12,371 compared to $0 for the three months ended March 31, 2005. The increase was due to an increased marketing effort of Shaanxi and selling activities from Hua Yang and Ze An, majority owned subsidiaries the Company acquired on January 19, 2006.

•
For the three months ended March 31, 2006, we incurred research and development expense of $14,292 compared to $55,075 for the three months ended March 31, 2005, a decrease of $40,783 or (74.0%). The decrease was due to regulatory approval of certain major products of the Company.

•
For the three months ended March 31, 2006, we incurred professional fees of $80,437 as compared to $28,861 for the three months ended March 31, 2005, an increase of $51,576, or 178.7%. The increase was due to an increase in amounts paid to various consultants and professionals related to our patents, related legal matters and business acquisitions.

•
Stock-based compensation expense decreased to $349,500 for the three months ended March 31, 2006 from $1,259,522 for the three months ended March 31, 2005. The decrease in stock-based compensation expense was attributable to the decrease of stock granted for services.

•
For the three months ended March 31, 2006, general and administrative expenses were $167,682 as compared to $73,037 for the three months ended March 31, 2005, an increase of $94,645, or approximately 129.6%. In the 2006 period, we incurred additional marketing fees, travel-related expenses and other administrative expenses due to the acquisition of two pharmaceutical companies, Ze An and Hua Yang.

For the three months ended March 31, 2006, interest expense was $79,489 as compared to $47,031 for the three months ended March 31, 2005 and was related to an increase in borrowings.

As a result of these factors, we reported a net loss of $663,096 or $0.02 per share for the three months ended March 31, 2006, as compared to a net loss of $1,460,717 or $0.04 per share for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had cash of $97,746.

Net cash used in operating activities for the three months ended March 31, 2006 was $375,091 as compared to net cash used in operating activities of $240,709 for the three months ended March 31, 2005. For the three months ended March 31, 2006, we used cash to fund our loss of $663,096 and to fund accounts receivable of $43,313, inventories of $49,049, and accounts payable and accrued expenses of $148,596 offset by non-cash items such as depreciation and amortization of $83,606 and stock-based compensation of $349,500, increases in prepayments and other current assets of $36,691 and increases in other current liabilities of $79,379. For the three months ended March 31, 2005, we used cash to fund our loss of $1460,717, to fund prepayments and other current assets of $166,281, to repay accounts payable of $74,623 offset by a non-cash item of depreciation and amortization of $17,396 and stock-based compensation of $1,259,522, and increases in other current liabilities of $34,748.

Net cash used in investing activities for the three months ended March 31, 2006 was $419,101 as compared to net cash used in investing activities for the three months ended March 31, 2005 of $246,661. For the three months ended March 31, 2006, we used cash of $424,115 for business acquisitions, received cash of $13,745 from business acquisitions, and used cash for capital expenditures of $8,731. For the three months ended March 31, 2005, we used cash for capital expenditures of $264,661.

Net cash provided by financing activities for the three months ended March 31, 2006 was $797,875 as compared to net cash used in financing activities for the three months ended March 31, 2005 of $224,591. For the three months ended March 31, 2006, we received net proceeds of $424,115 from a stockholder in the form of note payable and $381,492 from related parties advances offset by the repayment of mortgages payable of $7,732. For the three months ended March 31, 2005, we received $238,092 from related parties advances offset by the repayment of mortgages payable of $12,976 and loan payable of $525.

We currently have no material commitments for capital expenditures.

We are not aware of any known trends, events or uncertainties that have, or reasonably likely to have material impact on this short-term or long-term liquidity. We have no internal source of liquidity at the present time, however, we intend to pursue internal sources of liquidity as explained above, through registration of various shares of stock on a registration statement to be filed with the Securities & Exchange Commission, or through traditional means of obtaining funds through various financial institutions. We are in need of additional funds to meet various anticipated capital expenditures which include research and development for drug-screening system for anti-HCV drugs and HCV vaccines, production of products for release into the market, mergers of companies that would align the Company’s business plans, and various funds to market our technology and products to create interest in the market place. We will need to raise funds either through traditional sources of financing or through the sale of stock to meet these commitments.

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

Currently, the Peoples Republic of China (“PRC”) is in a period of growth and is constantly promoting business development in order to bring more business into China. Additionally, a Chinese corporation can be owned by and a United States corporation, however, the laws and regulations of China are subject to change and in the event said change occurs, it may affect the ability of Company to operate in the Peoples Republic of China.

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

Going Concern

The report from our independent registered public accounting firm on our audited financial statements at December 31, 2005 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. While a significant portion of our net loss for fiscal 2005 is non-cash, we do not presently generate sufficient revenue to fund our operations. The Company's limited financial resources have prevented it from aggressively advertising or developing its product to achieve consumer recognition. In order to sustain our current operations and satisfy our current obligations, as well as to obtain sales of our products and services we will require funds for working capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements for the period ending March 31, 2006.

Impact of Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended December 31, 2007, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•	of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•	that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed.

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date as of the end of the period covered by this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

PART II

Item 1. Legal Proceedings

A lawsuit has been filed by Coast to Coast Equity Group, Inc. ("Coast to Coast") in United States District Court for the Southern District of Florida on March 31, 2006.  Coast to Coast is seeking damages allegedly arising from Worldwide's failure to file appropriate registration statements with the Securities and Exchange Commission and in turn Coast to Coast's purported inability to sell shares.    Coast to Coast claims that it has legally recoverable financial losses for an inability to sell on certain dates.

The Company denies Coast to Coast 's claim for various reasons ,  including that  Coast to Coast  as the consultant  was not entitled to shares and warrants in question as it  failed to perform pursuant to  a Consulting Agreement and related documents . The Company intends to vigorously defend this action. The Company has engaged with Preston Gates & Ellis LLP to vigorously defend the Adversary Proceeding and filed an Answer to  the  Complain t on May 8, 2006.

At the same time, Daiying, the wholly owned  subsidiary of the Company,  intends to file a related complaint in intervention in  the same United States District Court for the Southern District of Florida against defendant Coast to Coast Equity Group, INC et al. The complaint will include causes of action for breach of contract, breach of the covenant of good faith and fair dealing, interference with contractual relations, conspiracy and fraud.

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

Worldwide Biotech & Pharmaceutical Company

Date: May 25, 2006	By:	/s/ Wenxia Guo

Chief Executive Officer, Director

Date: May 25, 2006	By:	/s/ Peiyi Tian

VP, Treasurer, CFO, Director

Date: May 25, 2006	By:	/s/ JianJun Liu

Director

Date: May 25, 2006	By:	/s/ Huimin Zhang

Director