Form 10QSB
period 2006-06-30
Worldwide Biotech & Pharmaceutical CO
filed 2006-08-10
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2006, there were 40,357,502 shares of the common stock issued and outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [  ]   No [X]

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WORLDWIDE BIOTECH & PARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2006
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$89,381
Marketable securities	512,446
Accounts receivable, net of allowance for doubtful accounts of	173,018
Inventories	435,654
Prepayments and other current assets	144,799

Total Current Assets	1,355,298

PROPERTY AND EQUIPMENT - Net	4,724,565

LICENSES, net	457,750

LAND USE RIGHTS, net	1,394,471

Total Assets	$7,932,084

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable	$1,484,182
Mortgages payable	31,430
Note payable - stockholder	425,303
Accounts payable	894,325
Due to related parties	2,032,658
Other current liabilities	199,806

Total Current Liabilities	5,067,704

MORTGAGES PAYABLE, less current portion	221,599

NOTE PAYABLE	1,250,891

MINORITY INTEREST	535,363

Total Liabilities	7,075,557

STOCKHOLDERS' EQUITY:
Common stock ($.001 par value; 90,000,000 shares authorized;	40,358
40,357,502 shares issued and outstanding)
Additional paid-in capital	10,799,993
Accumulated deficit	(9,094,289)
Deferred compensation	(774,000)
Accumulated other comprehensive loss:
Change in unrealized loss on marketable securities	(160,327)
Foreign currency translation gain	44,792

Total Stockholders' Equity	856,527

Total Liabilities and Stockholders' Equity	$7,932,084

See notes to consolidated financial statements.

WORLDWIDE BIOTECH & PARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
NET REVENUES	$91,312	$-	$202,633	$-

COST OF GOODS SOLD	78,074	-	184,091	-

GROSS PROFIT	13,238	-	18,542	-

OPERATING EXPENSES:
Selling expenses	34,493	-	46,864	-
Research and development	15,036	-	29,328	55,075
Professional fees	21,312	38,607	101,749	67,468
Stock-based compensation	249,500	1,216,106	599,000	2,475,628
General and administrative	194,012	95,594	361,694	168,631

Total Operating Expenses	514,353	1,350,307	1,138,635	2,766,802

LOSS FROM OPERATIONS	(501,115)	(1,350,307)	(1,120,093)	(2,766,802)

OTHER INCOME (EXPENSE):
Interest income	43	-	117	2,809
Interest expense	(62,429)	(19,672)	(141,918)	(66,703)
Other income (exense)	(412)	43,791	14,672	43,791

Total Other Income (Expense)	(62,798)	24,119	(127,129)	(20,103)

LOSS BEFORE MINORITY INTEREST	(563,913)	(1,326,188)	(1,247,222)	(2,786,905)

MINORITY INTEREST	135,842	-	135,842	-

NET LOSS	(428,071)	(1,326,188)	(1,111,380)	(2,786,905)

OTHER COMPREHENSIVE INCOME
Change in unrealized loss on marketable securities	242,932	(90,560)	277,419	(90,560)
Foreign currency translation gain	374	-	14,435	-

COMPREHENSIVE LOSS	$(184,765)	$(1,416,748)	$(819,526)	$(2,877,465)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share	$(0.01)	$(0.04)	$(0.03)	$(0.08)

Weighted Common Shares Outstanding - basic and diluted	40,357,502	37,859,300	40,283,979	36,565,389

See notes to consolidated financial statements.

WORLDWIDE BIOTECH AND PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,111,380)	$(2,786,905)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	192,820	46,567
Stock-based compensation	599,000	2,475,628
Minority interest	(135,842)	-
Changes in assets and liabilities:
Accounts receivable	(29,540)	-
Inventories	(75,042)	-
Prepayments and other current assets	8,927	(695,839)
Accounts payable	(85,631)	44,230
Other current liabilities	(10,863)	30,165

NET CASH USED IN OPERATING ACTIVITIES	(647,551)	(886,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used for business acquisitions	(425,303)	-
Cash received from business acquisitions	13,784	-
Purchase of property and equipment	(14,382)	(230,797)

NET CASH USED IN INVESTING ACTIVITIES	(425,901)	(230,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	600,428	-
Payments on loan payable	(625,446)	(60,911)
Proceeds from note payable - stockholder	425,303	-
Payments on mortgages payable	(17,501)	(13,563)
Proceeds from stockholders/officers	685,544	363,507

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,068,328	289,033

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(65)	-

NET DECREASE IN CASH	(5,189)	(827,918)

CASH at beginning of period	94,570	1,047,675

CASH at end of period	$89,381	$219,757

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$139,407	$66,703

See notes to consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and notes thereto contained in the Report on Form 10-KSB of Worldwide Biotech & Pharmaceutical Company (the “Company” or “Worldwide”) as filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

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

Also on January 19, 2006, Daiying entered into a Reorganization Agreement with Hunan Ze An Pharmaceutical Co. Ltd. (“Ze An”) and its shareholders. Daiying paid Reminbi (“RMB”) 3,400,000 (Equivalent to US $425,303 at June 30, 2006) and 217,600 shares of common stock of Worldwide for 65% of Ze An.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and the likelihood of collection is reasonably assured. Persuasive evidence of an arrangement is demonstrated via purchase order from the distributor, our customer; product delivery is evidenced by the warehouse shipping log as well as signed bill of lading from the trucking company and no product return is allowed except defective or damaged products;; the sales price to the customer is fixed upon acceptance of purchase order; and there are no separate sales rebates, discounts, or volume incentives. The Company manufactures and distributes traditional Chinese medicine, including drink tablets, synthetic medicine, antibiotics, biotech medicine and biotech reagents; wholesale Class II medical devices, Class III medical devices, including but not limited to, medical sewing materials and bond, medical high molecular materials and products, and disposable sterile medical devices. The majority of the Company's revenue derives from sales contracts with distributors.. The Company sells certain products to certain customers on consignment. The Company records revenue for consignment transactions when the consignee sells the product to the end user.

NOTE 2 - ACQUISITIONS

Operations of the acquired companies have been included in the Company’s operations from the date of the acquisitions.

Pro Forma Results
The following unaudited pro forma financial information presents the combined results of operations of the Company, Hua Yang and Ze An for the three months and six months ended June 30, 2005, as if the acquisitions had occurred on January 1, 2005. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisitions been completed on January 1, 2005 and should not be taken as indicative of the Company’s future consolidated results of operations. The unaudited pro forma financial information for the six months ended June 30, 2006 is not presented because the results would be immaterially different that what is currently reported.

	For The Three Months Ended June 30, 2005	For The Six Months Ended June 30, 2005

Revenues	$102,689	$214,146

Net loss	$(1,416,925)	$(2,904,903)

Basic loss per share	$(0.04)	$(0.08)

NOTE 3 - INVENTORIES

Inventories at June 30, 2006, consisted of the following:

Raw materials	$144,752
Work in progress	40,282
Finished goods	250,620
$435,654

NOTE 4 - LOANS PAYABLE

At June 30, 2006, loans payable consisted of the following:

Loan payable, unsecured, payable to a financial institution, guaranteed by an independent third party, with interest at 7.254% per annum payable monthly, with principal due October 26, 2006.	$875,624

Loans payable, to certain employees, with interest at 14.4% per annum. Such amounts are due on demand.	8,130

Loan payable, unsecured, payable to a financial institution, with interest at 7.02% per annum payable monthly, with principal due May 21, 2007 and collateralized by substantially all of Ze An’s equipment, buildings and land use rights.	600,428

Total	$1,484,182

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to related parties

The Chief Executive Officer and a shareholder, from time to time, provided advances to the Company for operating expenses. These advances are short-term in nature and non-interest bearing, payable upon request. The amount due to these related parties at June 30, 2006 was $2,032,658.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following analysis of the Company’s results of operations and financial condition should be read in conjunction with the financial statements of Worldwide Biotech & Pharmaceutical Company for the year ended December 31, 2005 and notes thereto contained in Report on Form 10-KSB of Worldwide Biotech & Pharmaceutical Company as filed with the Securities and Exchange Commission.

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

Critical Accounting Policies

A summary of significant accounting policies is included in Note 1 to the audited financial statements included in Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2005. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition.

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

Results of Operations

The Company is a high-tech biopharmaceutical company that specializes in the development and potential marketing of viruses/viral vectors, bio-medicines, external diagnostic reagents, prophylactic vaccines for humans, and oral dosage forms of traditional Chinese medicine. The principal products include Hepatitis C virus produced in vitro, ELISA kits for HCV antibody detection, Rapid Test (Colloid Gold Method), Oral dosage forms of traditional Chinese medicine healthcare products and medical devices distributed for other companies.

The Company established its drug-screening assay based on its in vitro cell culture system, and initiated drug screening for anti-HCV therapeutics and commenced revenue producing operations through its majority owned subsidiary, Shaanxi Daiying Medicine Distribution Co., Ltd. (“Shaanxi”) in the fourth quarter of 2005.

Shaanxi distributes traditional Chinese medicine including drink tablets, synthetic medicine, antibiotics, biotech medicine and biotech reagents, wholesale Class II medical devices, Class III medical devices, including but not limited to, medical sewing materials and bond, medical high molecular materials and products, and disposable sterile medical devices.

The Company obtained SFDA approvals for three of its oral traditional Chinese medicines, including a liver-care medicine, an anti-cold medicine and a cough-suppressant prior to year end of 2005. The production and sales for these products commenced during the first quarter of 2006.

The Company through Daiying acquired Hunan Hua Yang Pharmaceutical Co., Ltd. (Hua Yang) and Hunan Ze An Pharmaceutical Co., Ltd. (Ze An) on January 19, 2006. Hua Yang currently holds 23 medicines with National Drug Production Licenses and 5 nutrient supplements with National Food Production Licenses. Daiying controls 51% of the total shares of Hua Yang. Ze An currently holds 5 product lines, 10 medicines with National Drug Production Licenses and 1 nutrient supplement with a National Food Production License. Daiying controls 65% of the total shares of Ze An.

In 2005, the Company entered into a sole distribution agreement with TARAMEDIC.CORPORATION.BHD, a Malaysian company, to distribute its Tara KLamp® Disposable Circumcision Device. TARAMEDIC owns patents both in Malaysia and China. The Company obtained the regulation approval for this product from Chinese SFDA on January 26, 2006 and sales have commenced.

The following analysis shows the selected unaudited consolidated statement of operations data of the Company for the six month period ended June 30, 2006 and June 30, 2005. The data should be read in conjunction with the unaudited consolidated financial statements of the Company for the six month period ended June 30, 2006 and June 30, 2005 and related notes thereto.

Results of operations for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005

Revenues

For the six months ended June 30, 2006, our revenues were $202,633 as compared to $0 for the six months ended June 30 2005, an increase of $202,633. We attribute this increase in net revenues to the Company’s establishment of its drug-screening assay (based on its in vitro cell culture system), and initiated drug screening for anti-HCV therapeutics, to an increased marketing effort, to the gradual acceptance of Shaanxi distribution network and to revenues generated from Hua Yang and Ze An, majority owned subsidiaries the Company acquired on January 19, 2006. The Company was a development stage company prior to June 30, 2005.

Cost of Sales and Gross Profit

For the six months ended June 30, 2006, cost of sales amounted to $184,091 as compared to cost of sales of $0 for the six months ended June 31, 2005. Gross profit for the six months ended June 30, 2006 was $18,542 or 9.2% of revenues, as compared to $0 for the six months ended June 30, 2005.

Operating Expenses

For the six months ended June 30, 2006, total operating expenses were $1,138,635 as compared to $2,766,802 for the six months ended June 30, 2005, a decrease of $1,628,167, or approximately 58.8%.

Included in this decrease was:

•
For the six months ended June 30, 2006, we incurred selling expense of $46,864 compared to $0 for the six months ended June 30, 2005. The increase was due to an increased marketing effort of Shaanxi and selling activities from Hua Yang and Ze An, majority owned subsidiaries the Company acquired on January 19, 2006.

•
For the six months ended June 30, 2006, we incurred research and development expense of $29,328 compared to $55,075 for the six months ended June 30, 2005, a decrease of $25,747 or (46.7%). The decrease was due to regulatory approval of certain major products of the Company.

•
For the six months ended June 30, 2006, we incurred professional fees of $101,749 as compared to $67,468 for the six months ended June 30, 2005, an increase of $34,281, or 50.8%. The increase was due to an increase in amounts paid to various consultants and professionals related to our patents, related legal matters and business acquisitions.

•
Stock-based compensation expense decreased to $599,000 for the six months ended June 30, 2006 from $2,475,628 for the six months ended June 30, 2005. The decrease in stock-based compensation expense was attributable to the reduction of amortization of deferred compensation.

•
For the six months ended June 30, 2006, general and administrative expenses were $361,694 as compared to $168,631 for the six months ended June 30, 2005, an increase of $193,063, or approximately 114.5%. In the 2006 period, we incurred additional marketing fees, travel-related expenses and other administrative expenses due to the acquisition of two pharmaceutical companies, Ze An and Hua Yang.

For the six months ended June 30, 2006, interest expense was $141,918 as compared to $66,703 for the six months ended June 30, 2005 and was related to an increase in borrowings. For the six months ended June 30, 2006, other income was $14,672 as compared to $43,791 for the six months ended June 30, 2005.

As a result of these factors, The Company reported a net loss of $1,111,380 or $0.03 per share for the six months ended June 30, 2006, as compared to a net loss of $2,786,905 or $0.08 per share for the same period in 2005.

Results of Operations for the three months ended June 30, 2006 compared to the three months ended June 30, 2005

Revenues

For the three months ended June 30, 2006, our revenues were $91,312 as compared to $0 for the three months ended June 30 2005, an increase of $91,312. We attribute this increase in net revenues to the Company’s establishment of its drug-screening assay (based on its in vitro cell culture system), and initiated drug screening for anti-HCV therapeutics, to an increased marketing effort, to the gradual acceptance of Shaanxi distribution network and to revenues generated from Hua Yang and Ze An, majority owned subsidiaries the Company acquired on January 19, 2006. The Company was a development stage company prior to June 30, 2005.

Cost of Sales and Gross Profit

For the three months ended June 30, 2006, cost of sales amounted to $78,074 as compared to cost of sales of $0 for the three months ended June 30, 2005. Gross profit for the three months ended June 30, 2006 was $13,238, or 14.5% of revenues, as compared to $0 for the three months ended June 30, 2005.

Operating Expenses

For the three months ended June 30, 2006, total operating expenses were $514,353 as compared to $1,350,307 for the three months ended June 30, 2005, a decrease of $835,954, or approximately 61.9%.

Included in this decrease was:

•
For the three months ended June 30, 2006, we incurred selling expense of $34,493 compared to $0 for the three months ended June 30, 2005. The increase was due to an increased marketing effort of Shaanxi and selling activities from Hua Yang and Ze An, majority owned subsidiaries the Company acquired on January 19, 2006.

•	For the three months ended June 30, 2006, we incurred research and development expense of $15,036 compared to $0 for the three months ended June 30, 2005, an increase of $15,036.
•
For the three months ended June 30, 2006, we incurred professional fees of $21,312 as compared to $38,607 for the three months ended June 30, 2005, a decrease of $17,295, or 44.8%. The decrease was due to a decrease in amounts paid to various consultants and professionals related to our patents and related legal matters.

•
Stock-based compensation expense decreased to $249,500 for the three months ended June 30, 2006 from $1,216,106 for the three months ended June 30, 2005. The decrease in stock-based compensation expense was attributable to the reduction of amortization of deferred compensation.

•
For the three months ended June 30, 2006, general and administrative expenses were $194,012 as compared to $95,594 for the three months ended June 30, 2005, an increase of $98,418, or approximately 103.0%. In the second quarter of 2006, we incurred additional marketing fees, travel-related expenses and other administrative expenses compared to the same period in the prior year due to the acquisition of two pharmaceutical companies, Ze An and Hua Yang.

For the three months ended June 30, 2006, interest expense was $62,429 as compared to $19,672 for the three months ended June 30, 2005 and was related to an increase in borrowings. For the three months ended June 30, 2006, other income was ($412) as compared to $43,791 for the three months ended June 30, 2005.

As a result of these factors, The Company reported a net loss of $428,071 or $0.01 per share for the three months ended June 30, 2006, as compared to a net loss of $1,326,188 or $0.04 per share for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had cash of $89,381.

Net cash used in operating activities for the six months ended June 30, 2006 was $647,551 as compared to net cash used in operating activities of $886,154 for the six months ended June 30, 2005. For the six months ended June 30, 2006, we used cash to fund our loss of $1,111,380 and to fund accounts receivable of $29,540, inventories of $75,042, accounts payable and accrued expenses of $70,631, and other current liabilities of $25,863, increased by minority interests portion of non-majority owned subsidiaries losses, offset by non-cash items such as depreciation and amortization of $192,820, stock-based compensation of $599,000 and decreases in prepayments and other current assets of $8,927. For the six months ended June 30, 2005, we used cash to fund our loss of $2,786,095 and to fund prepayments and other current assets of $695,839. Offsetting these cash outflows were increases in accounts payable of $44,230, non-cash items such as depreciation and amortization of $46,567 and stock-based compensation of $2,475,628, and increases in other current liabilities of $30,165.

Net cash used in investing activities for the six months ended June 30, 2006 was $425,901 as compared to net cash used in investing activities for the six months ended June 30, 2005 of $230,797. For the six months ended June 30, 2006, we used cash of $425,303 for business acquisitions, received cash of $13,784 from business acquisitions, and used cash for capital expenditures of $14,382. For the six months ended June, 2005, we used cash for capital expenditures of $230,797.
Net cash provided by financing activities for the six months ended June 30, 2006 was $1,068,328 as compared to net cash provided by financing activities for the six months ended June 30, 2005 of $289,033. For the six months ended June 30, 2006, the Company received net proceeds of $600,428 from the proceeds of a loan, $425,303 from a stockholder in the form of note payable and $685,544 from stockholders/officers; these were offset by the repayment of mortgages payable of $17,501 and payments on loans payable of $625,446. For the six months ended June 30, 2005, the Company received $363,507 from stockholders/officers, offset by the repayment of mortgages payable of $13,563 and loan payable of $60,911.

The Company currently has no material commitments for capital expenditures.

We are not aware of any known trends, events or uncertainties that have, or are reasonably likely to have, material impact on the Company’s short-term or long-term liquidity. We have no source of liquidity from operations at the present time. However, we might pursue increasing liquidity through the registration of various shares of stock on a registration statement to be filed with the Securities & Exchange Commission. We are in need of additional funds to meet various anticipated capital expenditures which include research and development for a drug-screening system for anti-HCV drugs and HCV vaccines, production of products for release into the market, mergers of companies that would align the Company’s business plans, and various funds to market our technology and products to create interest in the market place

There are a number of trends, ventures, and uncertainties that are reasonably expected to have a material impact on the net revenues or income from operations. We will be unable to pursue continued research, development, production, and marketing of our product line in the event the Company is unable to raise sufficient funds to meet these expenses. There is no assurance that we will be able to raise sufficient funds to meet these goals. Further, we are not fully protected in all of our intellectual property rights and failure to do so may allow others to infringe upon the patent.

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

Going Concern

The report from our independent registered public accounting firm on our audited financial statements at December 31, 2005 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. While a significant portion of our net loss for fiscal 2005 is non-cash, we do not presently generate sufficient revenue to fund our operations. The Company's limited financial resources have prevented it from aggressively advertising or developing its product to achieve consumer recognition. In order to sustain our current operations and satisfy our current obligations, as well as to increase sales of our products and services, we will require funds for working capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements for the period ending June 30, 2006.

Impact of Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Based upon such officers' evaluation of these controls and procedures as of a date as of the end of the period covered by this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions required with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all potential errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

Item 1. Legal Proceedings
The Company hereby incorporates the disclosures contained in the Form 10-QSB filed for the quarter ended March 31, 2006.

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

Worldwide Biotech & Pharmaceutical Company

Date:August 1, 2006	By:	/s/ Wenxia Guo
Wenxia Guo
Chief Executive Officer, Director (Principal Executive Officer)

Date:August 1, 2006	By:	/s/ Peiyi Tian
Peiyi Tian VP, Treasurer, CFO, Director (Principal Financial and Accounting Officer)

Date:August 1, 2006	By:	/s/ JianJun Liu
JianJun Liu
Director

Date:August 1, 2006	By:	/s/ Huimin Zhang
Huimin Zhang
Director