Form 10QSB/A
period 2006-06-30
Worldwide Biotech & Pharmaceutical CO
filed 2006-08-21
CIK 95302

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
CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

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

	For The Three Months Ended June 30, 2005	For The Six Months Ended June 30, 2005

Revenues	$102,689	$214,146

Net loss	$(1,416,925)	$(2,904,903)

Basic loss per share	$(0.04)	$(0.08)

NOTE 3 - INVENTORIES

Inventories at June 30, 2006, consisted of the following:

Raw materials	$144,752
Work in progress	40,282
Finished goods	250,620
$435,654

NOTE 4 - LOANS PAYABLE

At June 30, 2006, loans payable consisted of the following:

Loan payable, unsecured, payable to a financial institution, guaranteed by an independent third party, with interest at 7.254% per annum payable monthly, with principle due October 26, 2006.	$875,624

Loans payable, to certain employees, with interest at 14.4% per annum. Such amounts are due on demand.	8,130

Loan payable, unsecured, payable to a financial institution, with interest at 7.02% per annum payable monthly, with principle due May 21, 2007 and collateralized by substantially all of Ze An’s equipment, buildings and land use rights.	600,428

Total	$1,484,182

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

•
For the three months ended June 30, 2006, we incurred research and development expense of $15,036 compared to $0 for the three months ended June 30, 2005, a decrease of $15,036. The decrease was due to regulatory approval of certain major products of the Company.

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

Net cash provided by financing activities for the six months ended June 30, 2006 was $1,068,328 as compared to net cash provided by financing activities for the six months ended June 30, 2005 of $289,033. For the six months ended June 30, 2006, the Company received net proceeds of $600,428 from the poceeds of a loan, $425,303 from a stockholder in the form of note payable and $685,544 from stockholders/officers; these were offset by the repayment of mortgages payable of $17,501 and payments on loans payable of $625,446. For the six months ended June 30, 2005, the Company received $363,507 from stockholders/officers, offset by the repayment of mortgages payable of $13,563 and loan payable of $60,911.

Since inception, the Company has not generated any significant cash flows from operations. If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

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

Worldwide Biotech & Pharmaceutical Company

Date:August 21, 2006	By:	/s/ Wenxia Guo
Wenxia Guo
Chief Executive Officer, Director (Principal Executive Officer)

Date:August 21, 2006	By:	/s/ Peiyi Tian
Peiyi Tian
VP, Treasurer, CFO, Director (Principal Financial and Accounting Officer)

Date:August 21, 2006	By:	/s/ JianJun Liu
JianJun Liu
Director

Date:August 21, 2006	By:	/s/ Huimin Zhang
Huimin Zhang
Director