Form 10QSB
period 2006-09-30
Worldwide Biotech & Pharmaceutical CO
filed 2006-11-20
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934:
For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2006, there were 42,515,653 shares of the common stock issued and outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [  ]   No [X]

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WORLDWIDE BIOTECH & PARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2006
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$53,825
Marketable securities	167,288
Accounts receivable, net of allowance for doubtful accounts of	179,172
Inventories	399,923
Prepayments and other current assets	182,059

Total Current Assets	982,267

PROPERTY AND EQUIPMENT, net	4,706,109

LICENSES, net	480,095

LAND USE RIGHTS, net	1,413,495

Total Assets	$7,581,966

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable	$1,184,843
Mortgages payable	31,789
Note payable - stockholder	430,162
Accounts payable	882,526
Due to related parties	2,253,519
Other current liabilities	234,521

Total Current Liabilities	5,017,360

MORTGAGES PAYABLE, less current portion	212,845

NOTE PAYABLE	1,265,182

MINORITY INTEREST	495,514

Total Liabilities	6,990,901

STOCKHOLDERS' EQUITY:
Common stock ($.001 par value; 90,000,000 shares authorized;
42,515,653 shares issued and outstanding)	42,516
Additional paid-in capital	10,797,835
Accumulated deficit	(9,509,998)
Deferred compensation	(574,500)
Accumulated other comprehensive loss:
Change in unrealized loss on marketable securities	(220,153)
Foreign currency translation gain	55,365

Total Stockholders' Equity	591,065

Total Liabilities and Stockholders' Equity	$7,581,966

See notes to consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

NET REVENUES	$126,428	$-	$329,061	$-

COST OF GOODS SOLD	118,392	-	302,483	-

GROSS PROFIT	8,036	-	26,578	-

OPERATING EXPENSES:
Selling expenses	7,276	-	54,140	-
Research and development	3,680	14,268	33,008	69,343
Professional fees	43,629	51,985	145,378	119,453
Stock-based compensation	199,500	349,500	798,500	2,825,128
General and administrative	171,481	129,417	533,175	298,048

Total Operating Expenses	425,566	545,170	1,564,201	3,311,972

LOSS FROM OPERATIONS	(417,530)	(545,170)	(1,537,623)	(3,311,972)

OTHER INCOME (EXPENSE):
Interest income	50	68	167	2,877
Interest expense	(58,883)	(42,562)	(200,801)	(109,265)
Other income (expense)	(2,877)	1,062	11,795	44,853
Realized gain on sale of marketable securities	18,001	-	18,001	-

Total Other Income (Expenses)	(43,709)	(41,432)	(170,838)	(61,535)

LOSS BEFORE MINORITY INTEREST	(461,239)	(586,602)	(1,708,461)	(3,373,507)

MINORITY INTEREST	(45,530)	-	(181,372)	-

NET LOSS	(415,709)	(586,602)	(1,527,089)	(3,373,507)

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on marketable securities	(59,826)	5,658	217,593	(84,902)
Foreign currency translation gain	10,569	37,179	25,008	37,179

COMPREHENSIVE LOSS	$(464,966)	$(543,765)	$(1,284,488)	$(3,421,230)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share	$(0.01)	$(0.01)	$(0.04)	$(0.09)

Weighted Common Shares Outstanding - basic and diluted	40,709,281	39,634,880	40,427,236	37,563,028

See notes to consolidated financial statements.

WORLDWIDE BIOTECH AND PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended
	September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,527,089)	$(3,373,507)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	248,410	52,795
Stock-based compensation	798,500	2,825,128
Minority interest	(181,372)	-
Changes in assets and liabilities:
Accounts receivable	(34,055)	-
Inventories	(35,191)	-
Prepayments and other current assets	(26,578)	(750,072)
Accounts payable	(108,626)	175,175
Other current liabilities	21,849	61,550

NET CASH USED IN OPERATING ACTIVITIES	(844,152)	(1,008,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Hua Yang	1,342	-
Acquisition of Ze An	(417,563)	-
Proceeds from sales of marketable securities	293,018	-
Purchases of property and equipment	(15,708)	(292,190)

NET CASH USED IN INVESTING ACTIVITIES	(138,911)	(292,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	607,287	-
Payments on loan payable	(948,887)	(7,851)
Proceeds from note payable - stockholder	430,162	-
Payments on mortgages payable	(28,986)	(25,244)
Proceeds from related parties	891,609	394,856

NET CASH PROVIDED BY FINANCING ACTIVITIES	951,185	361,761

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,867)	25,694

NET DECREASE IN CASH	(40,745)	(913,666)

CASH at beginning of period	94,570	1,047,675

CASH at end of period	$53,825	$134,009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$200,801	$109,265

See notes to consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

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

On January 19, 2006, Worldwide by and through its wholly owned subsidiary, Yangling Daiying Biological Engineering Co., Ltd. (“Daiying”), entered into a Reorganization Agreement with Hunan Hua Yang Pharmaceutical Co. Ltd. (“Hua Yang”) and its shareholders. Pursuant to this agreement, the Company issued 482,800 shares of its common stock to the shareholders of Hua Yang to acquire 51%. Hua Yang incorporated on June 22, 1999 in Hunan Province, China, engages in developing, manufacturing and marketing of synthetic chemical medicine, antibiotics, immune vaccine and nutrient supplements.

Also on January 19, 2006, Daiying entered into a Reorganization Agreement with Hunan Ze An Pharmaceutical Co. Ltd. (“Ze An”) and its shareholders. Daiying paid Reminbi (“RMB”) 3,400,000 (Equivalent to US $430,162 at September 30, 2006) and 217,600 shares of common stock of Worldwide for 65% of Ze An. Ze An was incorporated in February 2000 in Hunan Province, China, engages in developing, manufacturing and marketing essential traditional Chinese medicine, 100 percent organic herbal medicine, and neutraceutical products.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and notes thereto contained in the Report on Form 10-KSB of Worldwide Biotech & Pharmaceutical Company (the “Company” or “Worldwide”) as filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

The consolidated statements include all the accounts of Worldwide Biotech & Pharmaceutical Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Operations of the acquired companies have been included in the Company’s operations from the date of the acquisitions.

Revenue recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and the likelihood of collection is reasonably assured. Persuasive evidence of an arrangement is demonstrated via invoice, our customer; product delivery is evidenced by the warehouse shipping log as well as signed bill of lading from the trucking company and no product return is allowed except defective or damaged products; the sales price to the customer is fixed upon acceptance of purchase order; and there are no separate sales rebates, discounts, or volume incentives. The Company manufactures and distributes traditional Chinese medicine, including drink tablets, synthetic medicine, antibiotics, biotech medicine and biotech reagents; wholesale Class II medical devices, Class III medical devices, including but not limited to, medical sewing materials and bond, medical high molecular materials and products, and disposable sterile medical devices. The majority of the Company's revenue derives from sales contracts with distributors. The Company sells certain products to certain customers on consignment. The Company records revenue for consignment transactions when the consignee sells the product to the end user.

NOTE 3 - ACQUISITIONS

Pro Forma Results

The following unaudited pro forma financial information presents the combined results of operations of the Company, Hua Yang and Ze An for the three months and nine months ended September 30, 2005, as if the acquisitions had occurred on January 1, 2005. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisitions been completed on January 1, 2005 and should not be taken as indicative of the Company’s future consolidated results of operations. The unaudited pro forma financial information for the nine months ended September 30, 2006 is not presented because the results would be immaterially different that what is currently reported.

	For The Three Months Ended September 30, 2005	For The Nine Months Ended September 30, 2005

Revenues	$89,348	$309,931

Net loss	$(660,663)	$(3,568,374)

Basic loss per share	$(0.02)	$(0.09)

NOTE 4 - INVENTORIES

Inventories at September 30, 2006, consisted of the following:

Raw materials	$113,455
Work in progress	52,414
Finished goods	234,054
$399,923

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to related parties

The chief executive officer and a shareholder, from time to time, provided advances to the Company for operating expenses. These advances are short-term in nature and non-interest bearing, payable upon request. The amount due to these related parties at September 30, 2006 was $2,253,519.

NOTE 6 - STOCKHOLDERS’ EQUITY

Common stock

On December 14, 2004, in connection with a consulting agreement with Coast to Coast Equity Group, Inc. (Coast to Coast), the Company granted a warrant to purchase 3,000,000 shares of common stock as follows: 500,000 exercisable at an exercise price of $0.75 per share within 4 months of the effective date of the registration statement on Form SB-2; 800,000 at $1.50 per share within 6 months of the same date; 900,000 at $2.50 per share within 9 months of the same date, and 800,000 at $3.50 per share within 12 months of the same date. The fair value of this warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of zero percent; expected volatility of 112 percent; risk-free interest rate of 4.50 percent per annum and an expected holding periods ranging from 4 months to one year.

Since these warrants are earned over the term of the agreement and are subject to forfeiture, the Company has accounted for these under variable accounting method pursuant to EITF 96-18. Accordingly, the Company recorded at fair value the calculated value of the warrants earned at the end of each period until the warrants are earned. On April 4, 2005, the Company settled with the consultant and the warrants were deemed earned. For the year ended December 31, 2005, the Company recognized additional stock based compensation and additional paid in capital of $799,295 respectively. On March 31, 2006 since a Registration Statement on Form SB-2 (Registration Statement) was not filed Coast to Coast commenced litigation.

On September 7, 2006 the parties reached a settlement with the Company issuing to Coast to Coast 2,158,151 shares of common stock. The Company recorded Common stock at par value since the warrants were previously valued at the date of issuance.

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

Critical Accounting Policies

A summary of significant accounting policies is included in Note 2 to the audited financial statements included in Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2005. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition.

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

In 2005, the Company entered into a sole distribution agreement with TARAMEDIC CORPORATION BHD, a Malaysian company, to distribute its Tara KLamp® Disposable Circumcision Device. TARAMEDIC owns patents both in Malaysia and China. The Company obtained the regulation approval for this product from Chinese SFDA on January 26, 2006 and sales have commenced.

The following analysis shows the selected unaudited consolidated statement of operations data of the Company for the nine month period ended September 30, 2006 and September 30, 2005. The data should be read in conjunction with the unaudited consolidated financial statements of the Company for the nine month period ended September 30, 2006 and September 30, 2005 and related notes thereto.

Results of operations for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005

The Company was a development stage company through September 30, 2005 and had no revenues, cost of goods sold or gross profit.

Revenues

For the nine months ended September 30, 2006, our revenues were $329,061. The revenues arose from the Company’s establishment of its drug-screening assay (based on its in vitro cell culture system), and initiated drug screening for anti-HCV therapeutics, to an increased marketing effort, to the gradual acceptance of Shaanxi distribution network and to revenues generated from Hua Yang and Ze An, majority owned subsidiaries the Company acquired on January 19, 2006.

Cost of Goods Sold and Gross Profit

For the nine months ended September 30, 2006, cost of goods sold amounted to $302,483. Gross profit for the nine months ended September 30, 2006 was $26,578 or 8.1% of revenues.

Operating Expenses

For the nine months ended September 30, 2006, total operating expenses were $1,564,201 as compared to $3,311,972 for the nine months ended September 30, 2005, a decrease of $1,747,771, or approximately 52.8%.

Included in this decrease was:

•
For the nine months ended September 30, 2006, we incurred selling expense of $54,140 compared to $0 for the nine months ended September 30, 2005. The increase was due to an increased marketing effort of Shaanxi and selling activities from Hua Yang and Ze An, majority owned subsidiaries the Company acquired on January 19, 2006.

•
For the nine months ended September 30, 2006, we incurred research and development expense of $33,008 compared to $69,343 for the nine months ended September 30, 2005, a decrease of $36,335 or 52.4%. The decrease was due to regulatory approval of certain major products of the Company.

•
For the nine months ended September 30, 2006, we incurred professional fees of $145,378 as compared to $119,453 for the nine months ended September 30, 2005, an increase of $25,925, or 21.7%. The increase was due to an increase in amounts paid to various consultants and professionals related to our patents, related legal matters and business acquisitions.

•
Stock-based compensation decreased to $798,500 for the nine months ended September 30, 2006 from $2,825,128 for the nine months ended September 30, 2005. The decrease in stock-based compensation expense was attributable to the reduction of amortization of deferred compensation.

•
For the nine months ended September 30, 2006, general and administrative expenses were $533,175 as compared to $298,048 for the nine months ended September 30, 2005, an increase of $235,127, or approximately 78.9%. In the 2006 period, we incurred additional marketing fees, travel-related expenses and other administrative expenses due to the acquisition of two pharmaceutical companies, Ze An and Hua Yang.

For the nine months ended September 30, 2006, interest expense was $200,801 as compared to $109,265 for the nine months ended September 30, 2005 and was related to an increase in borrowings. For the nine months ended September 30, 2006, other income was $11,795 as compared to $44,853 for the nine months ended September 30, 2005.

For the nine months ended September 30, 2006, the Company realized a gain on sale of marketable securities of $18,001 compared to $0 for the same period in 2005.

For the nine months ended September 30, 2006, the minority interest portion of non-wholly owned subsidiary losses was ($181,372) as compared to $0 for the nine months ended September 30, 2005.

As a result of these factors, The Company reported a net loss of $1,527,089 or $0.04 per share for the nine months ended September 30, 2006, as compared to a net loss of $3,421,230 or $0.09 per share for the same period in 2005.

Results of Operations for the three months ended September 30, 2006 compared to the three months ended September 30, 2005

The Company was a development stage company through September 30, 2005 and had no revenues, cost of goods sold or gross profit.

Revenues

For the three months ended September 30, 2006, our revenues were $126,428. The realization of net revenues relates to a number of factors, including the Company’s establishment of its drug-screening assay (based on its in vitro cell culture system),to initiated drug screening for anti-HCV therapeutics, to Worldwide’s marketing effort, to the gradual acceptance of Shaanxi distribution network and to revenues generated from Hua Yang and Ze An, majority owned subsidiaries the Company acquired on January 19, 2006.

Cost of Goods Sold and Gross Profit

For the three months ended September 30, 2006, cost of goods sold amounted to $118,392. Gross profit for the three months ended September 30, 2006 was $8,036, or 6.3% of revenues.

Operating Expenses

For the three months ended September 30, 2006, total operating expenses were $425,566 as compared to $545,170 for the three months ended September 30, 2005, a decrease of $119,604, or approximately 21.9%.

Included in this decrease was:

•
For the three months ended September 30, 2006, we incurred selling expense of $7,276 compared to $0 for the three months ended September 30, 2005. The increase was due to an increased marketing effort of Shaanxi and selling activities from Hua Yang and Ze An, majority owned subsidiaries the Company acquired on January 19, 2006.

•
For the three months ended September 30, 2006, we incurred research and development expense of $3,680 compared to $14,268 for the three months ended September 30, 2005, a decrease of $10,588, or 74.2%.

•	For the three months ended September 30, 2006, we incurred professional fees of $43,629 compared to $51,985 for the three months ended September 30, 2005, a decrease of $8,356, or 16.1%.
•
Stock-based compensation expense decreased to $199,500 for the three months ended September 30, 2006 from $349,500 for the three months ended September 30, 2005. The decrease in stock-based compensation expense ($150,000 or 42.9%) was attributable to the reduction of amortization of deferred compensation.

•
For the three months ended September 30, 2006, general and administrative expenses were $171,481 compared to $129,417 for the three months ended September 30, 2005, an increase of $42,064, or approximately 32.5%

For the three months ended September 30, 2006, interest expense was $58,883 compared to $42,562 for the three months ended September 30, 2005 and was related to an increase in borrowings. For the three months ended September 30, 2006, other income/(expense) was ($2,877) compared to $1,062 for the three months ended September 30, 2005.

For the three months ended September 30, 2006, the minority interest portion of non-wholly owned subsidiary losses was ($45,530) as compared to $0 for the three months ended September 30, 2005.

As a result of these factors, The Company reported a net loss of $415,709 or $0.01 per share for the three months ended September 30, 2006, as compared to a net loss of $586,602 or $0.01 per share for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had cash of $53,825.

Net cash used in operating activities for the nine months ended September 30, 2006 was $844,152 as compared to net cash used in operating activities of $1,008,931 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, we used cash to fund our loss of $1,527,089 and to fund accounts receivable of $34,055, inventories of $35,191, accounts payable and accrued expenses of $108,626, and prepayments and other current assets of $26,578, and by the minority interest portion of non-wholly owned subsidiary losses, offset by non-cash items such as depreciation and amortization of $248,410, stock-based compensation of $798,500 and an increase in other current liabilities of $21,849. For the nine months ended September 30, 2005, we used cash to fund our loss of $3,373,507 and to fund prepayments and other current assets of $750,072. Offsetting these cash outflows were increases in accounts payable of $175,175, non-cash items such as depreciation and amortization of $52,795, stock-based compensation of $2,825,128, and increases in other current liabilities of $61,550.

Net cash used in investing activities for the nine months ended September 30, 2006 was $138,911 as compared to net cash used in investing activities for the nine months ended September 30, 2005 of $292,190. For the nine months ended September 30, 2006, we used cash of $417,563 for Ze An acquisition, received cash of $1,342 from Hua Yang acquisition, and used cash for capital expenditures of $15,708. For the nine months ended September, 2005, we used cash for capital expenditures of $292,190.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $951,185 as compared to net cash provided by financing activities for the nine months ended September 30, 2005 of $361,761. For the nine months ended September 30, 2006, the Company received net proceeds of $607,287 from the proceeds of a loan, $430,162 from a stockholder in the form of note payable and $891,609 from stockholders/officers. These were offset by the repayment of mortgages payable of $28,986 and payments on loans payable of $948,887. For the nine months ended September 30, 2005, the Company received $394,856 from stockholders/officers, offset by the repayment of mortgages payable of $25,244 and loan payable of $7,851.

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

To that end, an unsecured loan payable in the amount of RMB 4.5 million (Equivalent to US $569,332 at September 30, 2006) to a financial institution, guaranteed by an independent third party, with interest at 7.254% per annum payable monthly, with principal due October 26, 2006 is currently past due and the Company is actively negotiating with the financial institution to renew the loan. However, there is the risk that the financial institution may not renew the loan and in this event the Company could face difficult liquidity problems.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements for the period ending September 30, 2006.

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

PART II

Item 1. Legal Proceedings

The Company was previously a defendant in a legal proceedings brought against it by Coast to Coast Equity Group, Inc. in the United States District Court for the Southern District of Florida under Case No. 0:06-cv-60414-JIC. This action commenced in March 2006 and as of September 11, 2006, an Order was entered by the court granting a Joint Motion for Stipulated Order of Dismissal With Prejudice wherein the action was dismissed with prejudice with each party to bear their own costs and attorneys’ fees. Pursuant to Order effective the same date, the case was closed.

In accordance with a Release & Satisfaction executed by the respective parties to this litigation on September 7, 2006, the Company agreed to issue and has issued to Coast to Coast the 2,158,151 shares of common stock, and Coast to Coast agreed to forfeit any claim that it had to 3,000,000 warrants to acquire common stock pursuant to a previously executed Warrant Agreement. The parties further agreed to terminate any and all duties and responsibilities owed to each other pursuant to previously executed Reorganization Agreement, Consulting Agreement, and Warrant Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

An unsecured loan payable in the amount of RMB 4.5 million (Equivalent to US $569,332 at September 30, 2006) to a financial institution, guaranteed by an independent third party, with interest at 7.254% per annum payable monthly, with principal due October 26, 2006 is currently past due. Total amount of the default were US$569,332 including US$569,332 in principal and US$0 in interest as of November 12, 2006.

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

Worldwide Biotech & Pharmaceutical Company

Date: November 20, 2006	By:	/s/ Wenxia Guo

Chief Executive Officer, Director (Principal Executive Officer)

Date: November 20, 2006	By:	/s/ Peiyi Tian

VP, Treasurer, CFO, Director (Principal Financial and Accounting Officer)

Date: November 20, 2006	By:	/s/ JianJun Liu

Director

Date: November 20, 2006	By:	/s/ Huimin Zhang

Director