Form 10KSB
Worldwide Biotech & Pharmaceutical CO
filed 2007-04-06
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

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
Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: $386,916

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of December 31, 2006, there were 42,515,653 shares of the common stock issued and outstanding. Affiliates of the Issuer own 13,977,600 restricted shares of common stock (*). The estimated value of the common equity held by non-affiliates as of March 15, 2007 is $3,709,947, based on a closing share price of $0.13 on such date.

DOCUMENTS INCORPORATED BY REFERENCE: There are no documents incorporated by reference in this Annual Report on Form 10-KSB other than as set forth in Part III, Item 13.

(*) Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 10% or more of Issuer’s common stock, both of record and beneficially.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements

This annual report on Form 10-KSB and other statements issued or made from time to time by Worldwide Biotech & Pharmaceutical Company, a Delaware corporation (the “Company” and/or “Worldwide”), contain statements which may constitute “Forward-Looking Statements” within the meaning of the Securities Act of 1933, as amended (the “Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”), including the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding the intent, belief or current expectations of Worldwide and its officers/directors as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

General Background

Worldwide, a Delaware corporation, is sometimes referred to herein as “we,” “us,” “our” and the “Company.” The Company was incorporated in Delaware in 1961 as Sun City Dairy Products, Inc. and changed its name to Sun City Industries, Inc. in 1969. The Company originally registered its shares of common stock under the Exchange Act in 1994.

Change in Control

Michael F. Manion in June 2003 became the sole officer and director of the Company as the result of the sale of the Company that took place in U.S. Bankruptcy Court on June 27, 2003 and was issued 1,000,000 post-reverse split shares of common stock par value $.001 bearing restrictive legend. He resigned as sole officer and director of the Company on June 28, 2004. On June 30, 2004, Coast to Coast Equity Group, Inc. (“Coast to Coast”), a Florida corporation located in Sarasota, Florida, whose sole officer and director is Charles Scimeca purchased from Mr. Manion his 1,000,000 shares of the Company in a private stock transaction for payment to Mr. Manion of $375,000, which funds had been loaned to Coast to Coast by George Frudakis. As a result of the transaction, Coast to Coast owned approximately 94.6% of the voting securities of registrant. Dr. Tony Frudakis, who is the son of George Frudakis, was appointed director effective June 30, 2004.

On December 16, 2004, the Company closed on a Reorganization Agreement that had previously been entered into on April 20, 2004 with Yangling Daiying Biological Engineering Co. Ltd. (“Daiying” or “Yangling Daiying”), a corporation organized under the Peoples Republic of China. The Company, as a result of the closing of this transaction, acquired all of the issued and outstanding stock of Daiying which became a 100% owned subsidiary of the Company. At closing, the shareholders of Daiying were issued 30,880,000 shares which equaled 89.10% of the issued and outstanding shares not including 1,400,000 shares to be held in escrow for additional compensation to Coast to Coast pursuant to a Consulting Agreement. The total number of shares issued to consummate the transaction including shares issued to consultants were 33,600,000, and the total issued at closing were 35,000,000 shares including the shares issued to Coast to Coast held in escrow. On this date four new directors were elected, which included Wenxia Guo, Peiyi Tian, JianJun Liu, and Humin Zhang.

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

Glory Dragon then established a wholly-owned foreign investment company in the People’s Republic of China known as Shaanxi Allied Shine International Investment Management Consulting Ltd. (“Shaanxi Allied”) on December 27, 2005. Shareholders of Daiying then transferred their shares of Daiying to Shaanxi Allied on December 27, 2005

On July 12, 2005, Daiying formed a medical product distribution company, Shaanxi Daiying Medicine Distribution Co., Ltd. Daiying owns 90% of the shares of this company. The company’s purpose is the wholesale distribution of traditional Chinese medicine, including Chinese medicine drink tablets, synthetic medicine, antibiotics, biotech medicine and biotech reagents; wholesale of Class II medical devices, Class III medical devices, including but not limited to, medical sewing materials and bond, medical high molecular materials and products, and disposable sterile medical devices.

On January 19, 2006, Daiying entered into a Reorganization Agreement with Hunan Hua Yang Pharmaceutical Co. Ltd. formerly Hunan Changde Huaan Pharmaceutical Co. Ltd. (“Hua Yang”) and its shareholders Aibin Chen and Zhuobin Li, pursuant to which Daiying acquired 51% of Hua Yang..

Pursuant to this agreement, Daiying caused Worldwide to issue 482,800 shares of its common stock to the above mentioned shareholders in connection with the acquisition Daiying was given, among other rights, the right to appoint board members of Hua Yang. The transaction closed on January 19, 2006, with the said shares being issued to Mr. Chen and Mr. Li on February 28, 2006.

On January 19, 2006, Daiying also entered into a Reorganization Agreement with Hunan Ze An Pharmaceutical Co. Ltd. (“Ze An”) formerly Hunan Jinjin Pharmaceutical Co. Ltd. and its shareholders Zhongyu Lu, Aibin Chen, and Weiliang Wu, pursuant to which Daiying acquired 65% of Ze An. Daiying paid RMB3,400,000, which equates to US$411,124.53, using the agreed upon exchange rate of RMB8.27 to US$1.00, as follows: (a) 1,960,000 RMB to Zhongyu Lu for 37% of his share capital of Ze An; (b) 1,440,000 RMB to Weiliang Wu for 18% of his share capital of Ze An. In addition, Daiying caused Worldwide to issue 219,670 shares of common stock to Aibin Chen for 10% of his share capital of Ze An. Daiying financed the 3.4 million RMB cash portion of the purchase price with a loan at an annual interest rate of 12% from Xian Jin Jou Sci-tech Investment Management Co., Ltd., payable monthly with principle due on a demand note.

On May 23, 2006, the Company filed a Form 8-K/A with the Commission pursuant to which it provided audited financial statements of the two acquired subsidiaries as well as unaudited pro forma combined financial statements for the companies as a whole.

On December 18, 2006, Daiying, Mr. Chen and Mr. Li entered into a Consolidation and Reorganization Agreement with respect to the two newly acquired subsidiaries, pursuant to which Hua Yang acquired Ze An as part of a plan to optimize capital resources and to diminish operational costs and management costs at the two subsidiaries. As a result of the reorganization, Daiying acquired 67.3% of the share capital of Hua Yang, Mr. Chen acquired 18.7% of the share capital of Hua Yang and Mr. Li acquired 14.0% of the share capital of Hua Yang. In addition, as part of the reorganization, a 15% interest in the share capital of Ze An owned by Mr. Chen was transferred to Daiying in exchange for Daiying agreeing to assume Mr. Chen’s payment obligation of 1.2 million RMB plus interest due in two years, which was owing to a former shareholder. All existing assets and liabilities of Ze An were assumed by Hua Yang as part of the plan of reorganization. The full name of the entity that survives is Hunan Hua Yang Pharmaceutical Co., Ltd.

Description of Current Business

Daiying is a high-tech biopharmaceutical company that specializes in the development and potential marketing of viruses/viral vectors, bio-medicines, external diagnostic reagents, prophylactic vaccines for humans, and oral dosage forms of traditional Chinese medicine. The Company is currently developing a hepatitis C vaccine primarily in China. The Company employs 86 full time employees, with corporate headquarters, manufacturing facilities and main laboratory in the Yangling Agricultural Hi-Tech Industrial Demonstration Zone, Shaanxi Province, China.

ABOUT HCV:

HCV is a blood-borne RNA virus, a major cause of liver disease in the United States and the world. It’s also one of the four most dangerous blood-borne virus, with infection rate four times higher than HIV. There about 1.3-3% of the worldwide population is infected with the virus and 200 million people have been effected by HCV by the end of year 2005. In the United States, about 2.4% of population is infected by HCV and it’s even as high as 10% in some Asian and European Countries.

About 70% HCV infected cases become chronic hepatitis. 90% of HCV infected people are asymptotic. HCV accounts for about 15 percent of acute hepatitis cases, 60 to 70 percent of chronic hepatitis cases, and up to 50 percent of cases of cirrhosis, end-stage liver disease, and liver cancer.

There are neither any medication available can cure HCV infection and nor vaccine for preventionô and existing diagnostics suffer from poor sensitivity and specificity; Statistics show that the rate of misdiagnosis of HCV is relatively high. The development of reliable diagnostic methods and treatment for HCV is delayed due to lacking of the resource of HCV particles although numerous famous research institutions and big pharmaceutical companies put so many efforts on HCV research. Scientism need viral material to learn about the virus’ biology, identify therapeutic targets, screen compounds to discover new drugs, and identify the best diagnostic target proteins and antigens for vaccines. The titer of HCV in patient is so low that scientist couldn’t directly extract HCV particles out of patient blood. HCV can only infect chimpanzee other than human being. That means, except chimpanzee, there’s neither small animal model nor robust in vitro model for HCV experimental study like scientists usually do with most of other virus or bacteria. Until recently, the inability to produce and propagate HCV in vitro has been the biggest bottleneck in HCV research.

INTACT HCV FROM HCV IN VITRO CELL CULTURE SYSTEM

Yangling Daiying has committed a large amount of cash and resources to the development of its cornerstone technology: a laboratory method for culturing (growing, propagating) intact Hepatitis C virus. After three years of intensive research, the scientists at Yangling Daiying achieved a technological breakthrough for culturing HCV in vitro, making it the first to overcome the main hurdle to HCV research and product development. HCV virus produced in Yangling Daiying has viral genome replication, viral gene expression and protein production/processing demonstrated using molecular biological approaches. The titer of virus in the culture medium is over 106 which are much higher than that in patient serum. The purified virus is stable for 2 years in -20℃¢-80℃. The viruses produced possess well-define biological HCV characteristics that are inheritable and the virus have propagated in the Yangling Daiying over 30 generations.

The first batch of HCV ever produced in a laboratory was cultured by Yangling Daiying and given the historical significance, this batch was deposited China General Microbiological Culture Collection Center (CGMCC), directed by State Intellectual Property Office of the People’s Republic of China on March 28th, 2001. Given the fact that no other company or research institution had ever been able to produce intact HCV virions in vitro, China General Microbiological Culture Collection Center named this strain of HCV the ”DY” strain. Yangling Daiying obtained a Chinese patent for this invention on October 23rd, 2002, securing a strong independent IP position. A pending PCT (Patent Co-operation Treaty) international application was filed on August 2nd, 2002 to cover countries and areas including the United States, Japan, Korea, Russia and the European Union. In December 2003, our patent “The Intact Hepatitis C Virus (HCV) and Method for Culturing HCV in Vitro by Cell Culture” was awarded the prestigious China Patent Golden Metal in the 8th China Patent Assessment. Over the past 10 years in China, this medal was the only golden metal issued for achievement in the biomedical sciences. The Assessment is administrated by the General World Intellectual Property Organization (WIPO) and recognized by 46 countries all over the world.

The breakthrough in establishing a cell culture system for HCV production and infection by Yangling Daiying scientists provides a potentially unlimited source for HCV and a comprehensive technology platform upon which Yangling Daiying can be built. From this Rosetta stone, Yangling Daiying hopes to develop new generation HCV diagnostics, new classes of HCV drugs, HCV vaccines and to be part of the development of next-generation anti-HCV targeted (gene) therapies.

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

PRODUCT LINE 2: ELISA KITS FOR HCV ANTIBODY DETECTION

Yangling Daiying scientists recently completed the development of a new generation ELISA test for HCV antibodies. The simple mechanism of this kit is that the specific HCV antigens in the kit can be recognized by the corresponding HCV antibodies in patient blood. Different than other HCV antibody detection kit, the antigen for producing our kit is purified directly from the intact HCV virus particles instead of using recombinant HCV proteins or synthesized polypeptides. The antigens from intact HCV virus have better epitopes which could be more specifically recognized by HCV antibody for the following reasons. 1. Antigens from intact HCV virus are assumed to natural 3D structures which is required for antibody-antigen interaction. 2. Antigens in mammalian cells are sugar modified while the recombinant antigens from yeast are not. 3. Natural HCV proteins offers multiple epitopes for antibody interaction while the synthesized polypeptides only have one or two epitopes, therefore, natural antigens is more sensitive to capture the antibodies than polypeptides.

Compared with HCV diagnostic products on the current market, our HCV antibody detection kit has following advantages:

♦
High sensitivity: Our product is one only one developed based on intact HCV virus, it could catch HCV antibodies in the samples with much higher sensitivity than HCV diagnostics developed based on recombinant HCV antigen. Therefore, our kit could dramatically lower down the false negative rate.

♦	High specificity: Our HCV diagnostic kit developed from intact HCV virus could more specifically recognize HCV antibodies.

♦
Stable Raw Material Supply: Unlike the other companies which have to depend on the third parties for supply, the major raw material for our HCV kit, HCV antigen, produced by our own HCV in vitro cell culturing system which could guarantee stable supply for our production.

♦
Low Price: Large-scale culturing of HCV virus can provide to our company high quality HCV antigens with very low cost. This low cost raw material gives competing advantage to our product on the market.

♦	Intellectual Property Protection: The HCV virus we use for our HCV diagnostics is protected by Chinese patent. We also filed patent application in both United States and European Countries.

A large scale SFDA (Chinese FDA) sanctioned clinical test of this test involving 10,000 samples has already been examined by the National Institute for the Control of Pharmaceutical and Biological Products and demonstrated ultra high sensitivity and high specificity relative to the other HCV diagnostics technology currently on the market.

The Company obtained SFDA approval for its HCV antibody detection kit on May 10, 2006, the certificate number is S20063051. The production line for diagnostic kit got GMP certificate In November of 2006. Production and sales of this diagnostic product will start from 2007.

PRODUCT LINE 3: ANTI-HCV MEDICINES

About 200 million population has been infected by HCV virus worldwide. The most recent reach carried by Dr. Brian Edlin from Cornell University shows there are 5 million people infected by HCV virus in the United Stated by the end of year 2005. Majority HCV infected people become chronic cases and carry the virus for the whole life. There’s no cure for this disease. The only medicine available for HCV patients, such as interferon, can only slow down the process of this disease. In addition, only 40% to 50% patients can actually response to interferon treatment. The effective rate is even lower in China and some other Asian countries with majority people infected by type I HCV virus. There’s no any medicine available for these patients.

A lot of pharmaceutical companies and HCV research institute have invested a lot of money on the battle for anti-HCV research. However, they are moving forward extremely slow due to lack of intact HCV virus.

We have already established an anti HCV drug-screening assay based on our in vitro cell culture system and we have started the primary screening stage. The mechanism of this system is shown the figure. In the human hepatocytes culturing plates, intact HCV virus is used to infect hepatocytes. Anti-HCV drug candidate is added to the cell culture plate. If the drug can kill HCV virus or inhibit invasion of HCV virus into hepatocytes, the morphology of hepatocytes would be as normal as healthy hepatocytes and HCV virus can not kill these cells.

This is only in vitro anti-HCV drug screen system in the world with the low-cost and high-speed characters. With the careful optimization, this system can screen thousands of chemical and drugs in very short period of time which increase the chances of getting anti-HCV target medicine dramatically.

This in vitro anti-HCV medicine screening system has the following advantages:

♦	Uniqueness: This system so far is the only one available for in vitro anti-HCV medicine screening; It will dramatically speed up new drug development for HCV;

♦	Suitable for High-through Put Screening: The speed can be extremely fast and hundreds drugs could be tested by this system every three days;

♦
Intuitive: This system can help scientist to clearly know what’s the anti-HCV mechanism of drug candidates, e.g. to figure out whether drugs can directly kill HCV virus, or prohibit the enter of HCV virus into human hepatocytes, or inhibit replication of virus;

♦	Safe: This system allows anti-HCV medicine to be tested before they are used directly to clinical trial due to lacking of in vitro system.

Our first batch of candidates to screen will be the known anti-viral drugs. Except interferon (which performance is also not satisfying for anti-HCV), there’s no effective anti-HCV medications clinically used. Some of Traditional Chinese Medicine has been proved to be helpful for treating HCV infection. The anti-HCV drug screen system set up by our company will use these precious resources. These medicines are low-cost and suitable for more HCV infected patients. If capital funding is adequate enough, the Company will start to screen chemical library as well.

The Company also would like to collaborate with other research institutes and allow them to test their drug candidates by using our in vitro system.

PRODUCT LINE 4: HCV HUMAN VACCINE

90% of HCV infected people are asymptomatic and 70% among them become chronic cases. This asymptomatic population is the major source for spreading HCV virus. Effective preventive method is the most efficient way to eradicate HCV virus. The development of HCV vaccine meets the major obstacles because the bio-characters of HCV are not clear yet.

Vaccines contain antigenic components which can stimulate an immune response (but not the disease), and leads to immunity for certain pathogen. There are two types of vaccine, activated (live virus which can not replicate or be pathogenic) and inactivated (components of actual virus). Many research results show that inactivated HCV vaccine is not effective. However, activated HCV vaccine can not be made without live HCV virus. Yangling Daiying is developing an attenuated live HCV vaccine using replication-deficient HCV virus and making fast progress with the support of 863 grants from Chinese government. It can hold the whole market share if it can be released soon. The markets of activated HCV vaccine are including both domestic and international market.

Prophylactics such as vaccines enabled with our “Rosetta stone” also promise to be highly profitable and our HCV vaccine research program has also already been initiated; this research has been awarded prestigious Chinese government high-Tech 863 project statuses. Chinese 863 projects are special industrial projects the Chinese government deems to be of profound significance to their nation in important research areas, and they receive substantial financial support from the Chinese government. As the main institution for the execution of the HCV human vaccine project, Yangling Daiying has obtained three years of government funding grants through the prestigious 863 mechanism - grants that come to Yangling Daiying with no strings attached whatsoever.

At current stage, the Company has successfully created replication-deficient HCV virus. Results from immunolized animals show: Replication-deficient HCV can induce high production of anti-HCV virus. The Company can purify large-scale these special virus for human vaccine production.

Further studies include using animal models to evaluate the effectiveness and safety of HCV vaccine, Phase I, II and III clinical trials, application for registration approvals and so on.

PRODUCT LINE 5: OVER THE COUNTER MEDICINES

In addition to research and development of innovative, high-tech biological products, the Company is also actively involved in the development and manufacturing of over-the-counter (OTC) Traditional Chinese Medicines (TCM), synthetic medicines and functional foods. As the consequences of acquisitions, the Company owns 36 medicines with National Drug Production Licenses and 6 functional foods with National Food Production Licenses approved by SFDA. These various medicines include liver-care medicines, anti-inflammation medicines, anti-cold medicines, cough suppressant, vitamins, and other nutrient supplements. Most of medicines have been on the market for year and well accepted by Chinese customers. These medicines will be major revenue generators of the Company in 2007.

PRODUCT LINE 6: MEDICAL DEVICES AND OTHER MEDICAL PRODUCTS DISTRIBUTED FOR THE OTHER COMPANIES

Daiying, through its subsidiary, Shaanxi Daiying Medicine Distribution Co., Ltd. a GSP (Good Sales Practice) - compliant medical products distribution company, distributes medical products from international biological and pharmaceutical companies on China’s market. On May 12, 2005, Yangling Daiying signed the Sole Distribution Agreement and the Sole Co-production Agreement with Taramedic Corporation Sdn. BHD, a Malaysian company for distribution of its product, Tara KLamp® Disposable Circumcision Device. The product owns patent protection in both Malaysia and China (China Patent Number 93104792.7). The Company has obtained the Registration Approval for this imported product from SFDA on January 26, 2006. Marketing and sales has presently commenced.

Services

SERVICE 1: ANTI-HCV MEDICINE SCREEN

We have already established an anti HCV drug-screening assay based on our in vitro cell culture system and we have started the primary screening of anti-HCV medicines.

This is only in vitro anti-HCV drug screen system in the world with the low-cost and high-speed characters. With the careful optimization, this system can screen thousands of chemical and drugs in very short period of time which increase the chances of getting anti-HCV target medicine dramatically.

In order to speed up the development of new anti-HCV drugs, Yangling Daiying is willing to offer the services for some companies and research institutes to use its in vitro virus culture system to test their anti-HCV drug candidates.

SERVICE 2: GMP-COMPLIANT MEDICAL PRODUCTS PRODUCTION

Our high-output GMP manufacturing facility provides an opportunity to commercialize products licensed from third-parties and developed through collaborations. Yangling Daiying plans to manufacture several dozen other diagnostic product pharmaceutical chemicals and oral dosage forms for various foreign companies through Original Equipment Manufacturer (OEM) relationships.

Distribution Methods of Products

MARKETING MODELS

The Company’s products will be distributed through hundreds of sub distributors in Chinese, taking advantages of existing sales networks of these distributors, quickly spread the Company’s products all over in China.

TECHNICAL SEMINARS AND TRAINING:

It’s very important for the Company to build up good image among its customers and let them know the Company’s products are developed from advanced technology. Marketing strategies will be different among different customers. Main efforts will be focused on biggest 20 to 30 customers. For example, we would pick out a couple of biggest hospitals from some big cities; For marketing to those blood stands, we will be focusing on the blood stands at Beijing, Shanghai and Xi’an, et al.

The Company will spend a lot of efforts to help customers understand the value of intact HCV virus. Seminars will be held for various of customers to help them understand our technology.

Based on the quantities and dependence on our products, we will select VIP customers each year. Our expert team will provide training on recent trends of HCV reach and hepatology. People attended will be award training certificate. VIP customers will enjoy more advantage on prices of our products and after-sales services so that those customers will be bond more tightly to our products.

Based on unique and advanced technology, the new diagnostic products from the Company will bring new mileage for HCV diagnostic. The Company will break-up traditional low-price, more-sales model, and bring more profits for its distributors and stabilize our sales network.

MEDIA ADVERTISEMENT:

To make customers understand advantages of the Companies products and technologies based, advertisement through media plays important roles. The media channels include newspaper, internet and international scientific journals, et al. The contents include recognition of HCV, self-protection for HCV infection and self-detection for HCV infection, et al. Through this program, the Company will help the general populations to recognize the dangerous of HCV infection, as the same time, let them understand the break-through the Company brings to HCV treatment and prevention.

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

PRODUCT LINE 2: ELISA KITS.

The Company obtained SFDA approval for its HCV antibody detection kit on May 10, 2006, the certificate number is S20063051. The production line for diagnostic kit got GMP certificate In November of 2006. Production and sales of this diagnostic product has started.

PRODUCT LINE 3: ANTI-HCV MEDICINES

The company has set up high-through put screen system to screen anti-HCV medicines in vitro. Large scales screen on traditional Chinese medicines has started.

PRODUCT LINE 4: HCV HUMAN VACCINE

We have done laboratory studies on setting up replication deficient HCV genome and which has been shown to be a good HCV vaccine candidate. Animal models will be set up for study of efficacy of this vaccine.

PRODUCT LINE 5: OVER THE COUNTER MEDICINES:

The Company owns 36 OTC drugs 6 functional foods which have been approved by SFDA. These drugs are sold on the market and they are key revenue generators for the Company in 2007.

PRODUCT LINE 6: MEDICAL DEVICE: TARA KLAMP® DISPOSABLE CIRCUMCISION DEVICE

The registration approval for importing this product from Malaysia was obtained on January 26, 2006. The marketing and sales of this product has started.

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

Over the counter medicines

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

Government supports

Daiying’s HCV vaccine research program has been awarded the prestigious Chinese government high-Tech 863 project status. Daiying also enjoys special tax policies and support of acquiring land to expend its business.

Advanced manufacturing facilities

Daiying possesses the most comprehensive 10,000-grade GMP-compliant manufacturing facilities in China, which include fully equipped GMP standard production lines for oral dosage forms of Chinese medicines, synthetic medicines, functional foods, virus and in vitro diagnostics.

Patent protection in China

Daiying obtained a Chinese patent for this invention on October 23, 2002, securing a strong independent IP position. In December 2003, the patent was awarded the prestigious China Patent Golden Medal by the General World Intellectual Property Organization (WIPO).

COMPETITIVE WEAKNESSES

The competitive weaknesses of the Company mainly lie in:

Although Daiying has filed an application of PCT, US patent and European patent protection, patents haven’t been issued in other countries/districts but only in China currently.

Daiying’s HCV research needs substantial long term funding, therefore, Daiying needs to spent tremendous efforts on marketing and sales for current products to generate sufficient revenues and profits to support its research. Meanwhile, Yangling Daiying needs to raise funds to support its growth and long-term research lines.

Daiying has its sales network mainly in China for its existing products and it expects to rapidly broaden its network to international market.

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

Need for Governmental Approval of Products

The Company has acquired all of regulation approvals for its existing products from SFDA by the end of year 2006.

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

The Amount Spent During Last Two Fiscal Years on Research and Development Costs

Research and product development costs are charged to expense as incurred. The Company incurred $42,827 and $57,222 in product development costs for the years ended December 31, 2006 and December 31, 2005, respectively.

Costs and Effects of Compliance with Environmental Laws

At the present time, Daiying is in compliance with applicable environmental laws in China, both nationally and locally. Its current cost of compliance is approximately $50,000 per year, assuming no change in the current laws.

Number of Full Time and Part Time Employees:

The Company and its subsidiaries had 86 full-time employees as of December 31, 2006.

COMPLIANCE WITH RELATED LAWS AND REGULATIONS

In China, the Company relies on the advice of Chinese legal counsel to maintain compliance with all laws, rules, regulations and government policies in China. The biotech and pharmaceutical industries in China are subject to extensive government regulation, which regulations have been changing rapidly, and there is no assurance that the Company will not be adversely impacted by such regulations in the future.

(a) Local Regulations

The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations on a local level in China.

(b) National Regulations

The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations on a national level in China.

(c) Other Factors

Since the operations of the Company are conducted in the People's Republic of China ("PRC"), they are subject to special considerations and significant risks not typically associated with investments in equity securities of United States and Western European companies. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. These are described further in the following:

POLITICAL ENVIRONMENT

The value of the Company's businesses in China may be adversely affected by significant political, economic and social uncertainties in the PRC. A change in policies by the Chinese government could adversely affect the Company's interests in its subsidiaries by, among other factors: changes in laws, regulations or the interpretation thereof; confiscatory taxation; restrictions on foreign currency conversion, imports or sources of suppliers; or the expropriation or nationalization of private enterprises.

ECONOMIC ENVIRONMENT

The economy of the PRC differs significantly from the economies of the United States and Western Europe in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the Chinese government encouraged substantial private economic activities.

The Chinese economy has experienced significant growth in the past ten years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the Chinese central government to control inflation have significantly restrained economic expansion recently. Similar actions by the central government of the PRC in the future could have a significant adverse effect on economic conditions in the PRC and the economic prospects for our Company.

FOREIGN CURRENCY EXCHANGE

The Chinese central government imposes control over its foreign currency reserves through control over imports and through direct regulation of the conversion of its national currency into foreign currencies. As a result, the Renminbi is not freely convertible into foreign currencies.

The Company conducts, or plans to conduct, substantially all of its business in the PRC, and its financial performance and condition is measured in terms of Renminbi. The revenues and profits of the Company’s subsidiaries are predominantly denominated in Renminbi, and will have to be converted to pay dividends to the Company’s shareholders in United States Dollars. Should the Renminbi devalue against these currencies, such devaluation would have a material adverse effect on the Company's profits and the foreign currency equivalent of such profits repatriated by the subsidiaries to the Company. The Company currently is not able to hedge its exchange rate exposure in the PRC because neither the banks in the PRC nor any other financial institution authorized to engage in foreign exchange transactions offer forward exchange contracts.

LEGAL ENVIRONMENT

Since 1979, many laws and regulations dealing with economic matters in general and foreign investment in particular have been enacted in the PRC. However, the PRC still does not have a comprehensive system of laws and enforcement of existing laws may be uncertain and sporadic.

ITEM 2. DESCRIPTION OF PROPERTY

PLANTS

The Company owns three manufacturing facilities. The Company’s headquarters is located in Yangling, which is only 82 km away from Xi’an, one of the biggest cities in China. Daiying has a Good Manufacturing Practice (GMP) compliant manufacturing facility which is one of the few GMP compliant facilities for both biological and pharmaceutical products in China. The Company’s research center and manufacturing plant is in Shaanxi province. The Company acquired 35,940 m2 of land in the Yangling Agricultural Hi-tech Industrial Demonstration Zone in China. Yangling Daiying has already constructed a 5,359 m2 GMP standard facility. The overall production facility meets the cleanness standard of 10,000-grade GMP compliance, and it includes a production facility for HCV particles and antigens, a biological kits facility, and a fully-equipped factory for producing Traditional Chinese Medicine (TCM) and Western solid medicines. The other two manufacturing facilities are Hua Yang and Ze An, which are located Hunan province. The two facilities have over 58,640 m2 of land with GMP certified production area 13,000 m2.

EQUIPMENT

The manufacturing plants are designed based on Chinese GMP requirements. High class facilities are selected for the establishment of the manufacturing workshop.

ITEM 3. LEGAL PROCEEDINGS

The Company was previously a defendant in a legal proceedings brought against it by Coast to Coast Equities, Inc. in the United States District Court for the Southern District of Florida under Case No. 0:06-cv-60414-JIC. This action commenced in March 2006 and as of September 11, 2006, an Order was entered by the court granting a Joint Motion for Stipulated Order of Dismissal With Prejudice wherein the action was dismissed with prejudice with each party to bear their own costs and attorneys’ fees. Pursuant to Order effective the same date, the case was closed.

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

During the fourth quarter of 2006, no matter was submitted to a vote of the security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. MARKET INFORMATION

The Company’s common stock is traded on the OTCBB under the symbol “WWBP.OB”. The Company’s common stock consists of 90,000,000 shares authorized, par value $.001 per share, of which, as of December 31, 2006, there are 42,515,653 shares issued and outstanding. According to the Company’s Restated Certificate of Incorporation, shareholders are not entitled to preemptive rights nor are they entitled to cumulative rights. The common stock started trading under the symbol SC11 on August 20, 2003, the effective date of the 1-100 reverse stock split. The following is the high and low prices of our stock for the last eight quarters.

Quarterly Common Stock Price Ranges

Quarter	2005		2006
	High	Low	High	Low
First	$1.30	$1.05	$0.79	$0.26
Second	$1.75	$0.60	$0.45	$0.27
Third	$8.75	$1.01	$0.32	$0.12
Fourth	$2.15	$0.60	$0.35	$0.14

B. HOLDERS OF COMMON STOCK

As of December 31, 2006 there were approximately 131 shareholders of record of the Company’s common stock, which does not include shareholders who own our shares in so-called “street name.”

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

D. SECURITIES AUTHORIZED FOR ISSUANCE UNDER NON-QUALIFIED STOCK COMPENSATION PLAN

The Company filed a Form S-8 with the Commission on May 20, 2005 wherein it registered 5,000,000 shares to be issued under a Non-Qualified Employee Stock Compensation Plan. (the “Plan”) Employees, directors, officers, consultants, advisors and other persons associated with the issuer are entitled to be issued shares for bona fide services rendered to the Company pursuant to the Plan.. For the year ended December 31, 2006, 600,000 shares have been issued to employees and 3,000,000 shares have been issued to consultants.

E. SECURITIES ISSUED IN CONNECTION WITH ACQUISITIONS

On January 19, 2006, the Company, by and through its wholly owned subsidiary Yangling Daiying Biotech & Pharmaceutical Group Co. Ltd., entered into a reorganization agreement with Hunan Hua Yang Pharmaceutical Co. Ltd. and its shareholders Aibin Chen and Zhuobin Lin. Pursuant to this agreement, the Company issued 482,800 shares of its common stock to acquire 51% of Hua Yang in a transaction exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended.

On January 19, 2006, the Company also entered into a reorganization agreement with Hunan Ze An Pharmaceutical Co. Ltd. and its shareholders Zhongyu Lu, Aibin Chen and Weiliang Wu. Pursuant to the agreement, the Company issued 217,600 shares of common stock and paid certain cash consideration to acquire control of Hunan Ze An Pharmaceutical in a transaction exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended.

F. SECURITIES ISSUED IN CONNECTION WITH SETTLEMENT OF LITIGATION

On September 7, 2006, the Company and Coast to Coast Equity Group, Inc., settled a litigation pursuant to which the Company issued 2,158,151 shares of common stock to Coast to Coast in a transaction that was exempt from registration pursuant to Section 4(2) under the Securities of Act of 1933, as amended.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

A.	PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

B.	OVERVIEW OF BUSINESS

The Company was incorporated in Delaware and was founded in 1961. On Dec. 16, 2004, through a Reorganization Agreement, the Company reorganized with Yangling Daiying Biotech & Pharmaceutical Group Co., Ltd. (“Daiying”), located at Yangling High-tech Agricultural Demonstration Zone, P.R. China. The Company operates its business mainly through its wholly subsidiary, Daiying and its subsidiaries in P.R. China. The Company focuses on research & develop, manufacture and distribution of in vitro diagnostics, human vaccine, biomedicines, traditional Chinese medicines, synthetic medicines and medical devices with frontier technologies and great potentials.

Summary of research

As a biotech-focused company, we have made significant progress on our HCV research pipelines. We were able to successfully set up the in vitro intact HCV virus culturing system which could continuously replicate the HCV virus in vitro and we are the first entity in the world to break this bottle neck in the HCV research field. Secondly, we have developed a new generation of HCV diagnostic reagents which has been fully approved for production and free sales by SFDA in China in 2006. We have also fully established a high-throughput anti-HCV medicine screening system and started screening anti-HCV medicines. We expect to get one or two new anti-HCV leads in next two years if we could raise enough capital funding for our research. We are actively developing HCV human vaccine and by the end of year 2006, we have successfully created two replication-deficient HCV strains which could induce high immune responses in rabbit test subjects. We are now optimizing large-quantity purification methods for replication-deficient HCV virus and setting up ideal animal models for efficacy and safety studies of HCV human vaccine. Meanwhile, we will actively seek new collaboration opportunities and promising research projects. The progress on our research projects depend on our ability to raise enough funding in the following year.

Significant corporate events

Our growth and development as a business enterprise has been marked by a number of significant corporate events. Daiying acquired Hunan Hua Yang Pharmaceutical Co., Ltd. (Hua Yang) and Hunan Ze An Pharmaceutical Company on January 19, 2006. On December 18, 2006, Hua Yang acquired Ze An as part of a plan of consolidation, and, as a result of the consolidation, Daiying acquired 67.3% of the share capital of Hua Yang. All existing assets and liabilities of Ze An were assumed by Hua Yang as part of the plan of reorganization. The purpose of the plan of consolidation was to optimize capital resources and to diminish operational costs and management costs at the two subsidiaries.

With the completion of these reorganization transactions, the Company now owns two manufacturing facilities: the research and manufacture headquarter of the Company, Daiying, is located at Yangling Hi-tech Demonstration Zone. It has purchased 35,940 m2 of land and constructed a 5,359 m2 fully equipped manufacturing facilities. It owns 6 traditional Chinese medicines and HCV in vitro diagnostics which have National Drug Production Licenses from SFDA. Hua Yang occupies 51,640 m2 lands with GMP-compliant constructed area of 13,093 m2. It currently owns 29 medicines with National Drug Production Licenses and 6 functional foods with National Food Production Licenses from SFDA.

Excluding the products of the Company and its subsidiaries, the Company has entered into a sole distribution agreement with TARAMEDIC.CORPORATION.BHD, a Malaysian company, to distribute its Tara KLamp® Disposable Circumcision Device. TARAMEDIC owns patents for this product both in Malaysia and China. The product has been registered with the Chinese SFDA and sales have started in 2006.

On March 28, 2007, Daiying, and Shaanxi Yangling Daiying Biotech Research Institute, a research institute (“Institute”), entered into an Entrusting Agreement (the “Entrusting Agreement”) with respect to the commercialization of an Emergency Haemostatic Patch developed by the Institute. Pursuant to the Entrusting Agreement, Daiying agreed to register the Emergency Haemostatic Patch (“Patch”) with the State Food and Drug Administration which is developed and patented in the PRC by the Institute. All expenses associated with the registration process incurred by Daiying would be paid by the Institute. In addition, Daiying has been granted the right to purchase no less than 20% of the equity interest of a new company that is being set up to market and distribute the Patch before September 30, 2007, or purchase the equity interest of the new company proportionally thereafter.

The Company, in order to continue its research on HCV product development and facilitate the transition from a Company focused on research and development to a company engaged in both research and commercialization of new medical products will be dependent upon its ability to raise additional capital during the next twelve months. In the case that the Company does not meet its fund raising goal in the year 2007, the above research projects will be delayed and production might not meet the market demand for the Company’s new product.

Results of Operations

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the years ended December 2006 and 2005. The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

	2006	2005

Net revenue	$386,916	$26,222

Cost of revenue	(355,980)	(21,425)

Gross profit	30,936	4,797

Operating expenses:
Research and development	42,827	57,222
Professional fees	93,028	166,603
Stock-based compensation	1,321,723	3,174,628
Selling expense	71,915	7,463
General and administrative	848,457	335,907
Total operating expenses	2,377,950	3,741,823
Loss from operations	(2,347,014)	(3,737,026)

Other income (expense):
Interest income	937	10,257
Interest expense	(256,506)	(150,667)
Other income	148,982	192,732
Realized loss on sale of marketable securities	(205,729)	--
Impairment on goodwill	(871,688)	--
Loss before minority interest and income taxes	(3,531,018)	(3,684,704)
Minority interests	(98,504)	(1,382)
Loss before income taxes	(3,432,514)	(3,683,322)

Income tax expense	--	--

Net loss	$(3,432,514)	$(3,683,322)

Net loss per common share - Basic and diluted	$(0.08)	$(0.10)

Weighted average number of common shares outstanding - Basic and diluted	40,987,208	38,115,732

Fiscal Year Ended December 31, 2006 compared to year ended December 31, 2005

REVENUES

For the year ended December 31, 2006, our revenues were $386,916 as compared to $26,222 for the year ended December 31, 2005, an increase of $360,694 or 1375.54% of revenue. We attribute this significant increase in net revenues to an increased marketing effort, to the gradual acceptance of Shaanxi distribution network and to revenues generated from OTC medicines produced from our manufacturing centers, DayYing and Hua Yang and distribution of Tara KLamp® Disposable Circumcision Device. The Company was a development stage company prior to September 30, 2005.

OPERATING EXPENSES

For the year ended December 31, 2006, the selling, general and administrative expenses amounted to $920,372 as compared to the selling, general and administrative expenses of $343,370 for the year ended December 31, 2005. Gross profit for the year ended December 31, 2006 was $30,936 or 8% of revenues, as compared to $4,797 for the year ended December 31, 2005.

The changes of operating expenses include:

•
For the year ended December 31, 2006, we incurred selling expense of $71,915 compared to $7,463 for the year ended December 31, 2005. The increase was due to an increased marketing effort of Shaanxi and selling activities from Daiying and Hua Yang.

•
For the year ended December 31, 2006, we incurred research and development expense of $42,827 compared to $57,222 for the year ended December 31, 2005, a decrease of $14,395 or 25.16%. The decrease was due to limited funding capitals.

•
For the year ended December 31, 2006, we incurred professional fees of $93,028 as compared to $166,603 for the year ended December 31, 2005, a decrease of $73,575, or 43.16%. The decrease was due to a decrease in amounts paid to various consultants and professionals related to the related legal matters and business acquisitions.

•
Stock-based compensation expense decreased to $1,321,723 for the year ended December 31, 2006 from $3,174,628 for the year ended December 31, 2005. The decrease in stock-based compensation expense was attributable to the reduction of amortization of deferred compensation. For the year ended December 31, 2006, the Stock-based compensation accounts for 56% of total operating expenses.

•
For the year ended December 31, 2006, general and administrative expenses were $848,457 as compared to $335,907 for the year ended December 31, 2005, an increase of $512,550, or approximately 152.59%. In the 2006 period, we incurred morer administrative expenses due to the acquisition of two pharmaceutical companies, Ze An and Hua Yang.

For the year ended December 31, 2006, interest expense was $256,506 as compared to $150,667 for the year ended December 31, 2005 and was related to an increase in borrowings after acquisition of two pharmaceutical companies. For the year ended December 31, 2006, other income was $148,982 as compared to $192,732 for the year ended December 31, 2005.

As a result of these factors, the Company reported a net loss of $3,432,514 or $0.08 per share for the year ended December 31, 2006, as compared to a net loss of $3,683,322 or $0.10 per share for the same period in 2005.

INCOME TAXES

Worldwide is registered in the State of Delaware and is subjected to United States of America tax law. Worldwide did not have any assessable income for the years ended December 31, 2005 and 2006 and no provision for income taxes in the United States.

The Company conducts all of its business through its PRC subsidiaries namely Daiying, Shaanxi, Shaanxi Allied, Hua Yang and Ze An. All the Company’s PRC subsidiaries are subjected to PRC’s Enterprise Income Tax governed by the Income Tax Law of the People’s Republic of China. Under the PRC Income Tax, Shaanxi Allied, as a foreign investment enterprises is exempted from income tax for the first two profit making years with a 50% exemption of income tax (that is 30%) for the next three years. Shaanxi, Hua Yang and Ze An, which are local PRC companies are generally subjected to a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Daiying is located in High Tech Zone approved by China State Council and subject to a preferential tax rate of 15%.

Under Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”), any new corporation is exempt from income tax for the first two years, with a 50% exemption of income tax for the next three years.

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

The components of loss before income taxes separating U.S. and PRC operations are as follows:

	2006	2005

Loss subject to U.S. operation	$(1,387,723)	$(3,194,628)
Loss subject to BVI operation	(713)	20
Loss subject to PRC operation	(2,044,078)	(488,714)

Income before income taxes	$(3,432,514)	$3,683,322

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had cash and cash equivalent of $117,320.

Net cash used in operating activities for the year ended December 31, 2006 was $1,092,115 as compared to net cash used in operating activities of $360,748 for the year ended December 31, 2005. For the year ended December 31, 2006, we used cash to fund our loss of $3,432,514 and to fund such as accounts receivable of $257,480, inventories of $209,345, and prepayments and other receivables, of $36,820, and by minority interests portion of non-majority owned subsidiaries losses, offset by non-cash items such as depreciation and amortization of $551,152, stock-based compensation of $1,321,723. For the year ended December 31, 2005, we used cash to fund our loss of $3,683,322 and to fund accounts receivable of $11,337, inventories of $5,276, and prepayments and other current assets of $1,607, Offsetting non-cash items such as depreciation and amortization were $83,961, stock-based compensation of $3,174,628.

Net cash used in investing activities for the year ended December 31, 2006 was $61,812 as compared to net cash used in investing activities for the year ended December 31, 2005 of $432,592. For the year ended December 31, 2006, we used cash of $398,420 for business acquisitions, received cash of $1,314 from business acquisitions and proceeds from sales of marketable securities of $381,060, and used cash for capital expenditures of $45,766.

Net cash generated from financing activities for the year ended December 31, 2006 was $1,170,272 as compared to net cash generated from financing activities for the year ended December 31, 2005 of $(206,217). For the year ended December 31, 2006, the Company received net proceeds of $448,000 from the proceeds of a loan, and $1,671,987 from stockholders/officers. These were offset by the repayment of mortgages payable of $45,661 and payments on loans payable of $896,000. For the year ended December 31, 2005, the Company received $867,389 from the proceeds of a loan $1,197,019 from stockholders/officers, offset by the repayment of mortgages payable of $23,287 and loan payable of $1,812,119 and loan payable to related parties of $435,219.

The Company currently has no material commitments for capital expenditures.

Efforts to improve the Company’s financial results

The Company has incurred losses over the past years. Management has taken great efforts and continues to implement changes designed to significantly improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including:

(a) Reductions on operating expenses;

With the consolidation of Hua Yang and Ze An on Dec. 18, 2006, two subsidiaries of the Company which are located next to each other, we expect the redundancy operating expenses generated from these two subsidiaries will be significantly cut down with the completion of the consolidation. Furthermore, the stock - based compensation generated from amortization of deferred compensation for consultants was $1,321,723 for the year ended on Dec. 31, 2006, accounts for 56% of operating expenses. This part of expenses will be diminished with finishing the terms of all existing consulting agreements for the year ended on Dec. 31, 2007.

(b) Increase marketing activities and sales:

As a result of the significant efforts of marketing in year 2006, we have already signed purchase contracts with our sub-distributors with up to 4,860,000 Renminbi (that is approximately $628,719 with the current exchange rate at 1 US dollars for 7.73 Renminbi) purchase orders of our products at the time of reporting this memorandum. We expect our revenue for the year end on Dec. 31, 2007 will be significantly increased.

(c) Consummating the disposal of an investment.

On March 30, 2007, the Company, Xi’An Jin Hao Sci-Tech Investment Management Co., Ltd.(one of the Company’s shareholder), a company organized and existing under the laws of the People’s Republic of China (“Jin Hao”), and three foreign investors entered into a Security Purchase Agreement (the “Agreement”) pursuant to which the Registrant sold 10,000,000 shares (the “Shares”) of its common stock to the investors in a transaction intended to be exempt from the registration requirements imposed by the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation S. The shares were sold in exchange for the cancellation of $1.0 million of indebtedness owed to the investors which they acquired from Jin Hao. This event is able to improve the liquidity of the Company.

The Financial Department the Company is also in the middle of going though due diligence by financial institutes with the purpose of acquiring additional loaned capitals in 2007.

Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2007.

Critical Accounting Policies

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavourable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, the majority of our businesses operate in environments where we pay a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

VALUATION OF LONG-LIVED ASSETS

We review our long-lived assets for impairment, including property, plant and equipment, and identifiable intangibles with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of our long-lived assets, we evaluate the probability that future undiscounted net cash flows will be greater than the carrying amount of our assets. Impairment is measured based on the difference between the carrying amount of our assets and their estimated fair value.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience credit loss rates similar to those we have experienced in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated audited financial statements for the year ending December 31, 2006 with notes are filed herewith following the signature page to this report beginning with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 5, 2007, the Company engaged Zhong Yi (Hong Kong) C.P.A. Company Limited of 9th Floor, Chinachem Holywood Centre, 1-13 Hollywood Road, Central, Hong Kong, to audit the balance sheet of the Company as of December 31, 2006, and the related consolidated statements of operations, stockholders equity and cash flows for the same period. They have also been engaged to perform reviews of the Company's unaudited quarterly consolidated financial information for quarters ending March 31, June 30, and September 30, 2007. The Company had not consulted with Zhong Yi regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on the Company's financial statements, and neither written nor oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue.

Most & Company,LLP was dismissed as the Company’s auditor on January 5, 2007. Most had been the independent registered public accounting firm for and audited the consolidated financial statements of the Company as of December 31, 2005, and reviewed the interim reports of the Company for March 31, June 30 and September 30, 2006. The reports of Most on the consolidated financial statements of the Company for the past fiscal year contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles except for an explanatory paragraph relating to the Company’s ability to continue as a “going concern.” In connection with the audits for the most recent fiscal year and in connection with Most’s review of the subsequent interim period though the date of dismissal on January 5, 2007, there have been no disagreements between the Company and Most on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Most, would have caused Most to make reference thereto in their report on the Company’s financial statements for these fiscal years.

CONTROLS AND PROCEDURES

The closing of the acquisition of Daiying by reverse merger took place on December 16, 2004. The officers and directors of Daiying reside in China. The Company has set up disclosures, control and procedures, designed to ensure that information required to be disclosed in reports filed under the Securities Act of 1934, as amended, is recorded, processes, summarized, and reported within the specified time period. At the end of the period covered by this report, the Company’s CEO and CFO have evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, which disclose no significant deficiencies or material weaknesses, the Company’s president and director, concluded that the Company’s controls and procedures are effective as of the end of the period covered by this report.

There were no changes in the Company’s internal controls and financial reporting that occurred in the Company’s most recent fiscal quarter, that had materially affected or reasonably likely to materially affect, the corporation’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

The following table sets forth the information regarding our executive officers and directors as of the date of this filing:

Name	Age	Title

Wenxia Guo	39	President, CEO and Director
Peiyi Tian	44	Senior Vice President, CFO, Treasurer and Director
Xiaohong Bai	42	Vice President of Production
Xing Wei	34	Vice President of Operation
Dr. Yuhui Liu	35	Secretary
Huimin Zhang	55	Director

Biography of Officers and Directors

Ms. Wenxia Guo, President and CEO, director. President and CEO, director. Winner of “National Labor Medal”. Ms. Guo is a law major graduate from Education Institute of Xi’an Jiao-Tong University. Since 1990, she had set up five pharmaceutical companies successfully and made great achievement on medicine production, distribution, management and development. She owns almost 20 years business experiences. Her own conections is from Sigopore Pharmaceutical Commerce Committee, Hong Kong Commerce Committee and other south-east Asian countries. All of these background provide solid bases for international business development. She’s currently holding many important social positions, such as Director of Project Review Department of Chinese Primary Healthcare Foundation, member of the Financial and Economic Committee of Chinese Peasants and Workers Democratic Party, member of Shaaxi Provincial Committee of the Chinese People’s Political Consultative Conference, Standing Member of Industrial and Commercial Union of Shaanxi Province, Vice Chairman of Committee of Yangling Demonstration Zone of the Chinese People’s Political Consultative Conference, Vice Chairman of Medical & Pharmaceutical Union of Shaaxi Province, Vice Chairman, Woman’s Union of Yangling Demonstration Zone. In 1999, she successfully founded Yangling Daiying Biotech & Pharmaceutical Group Co., Ltd, the success of development of new HCV products makes the Company gradually transmitted from development-stage company to a comprehensive pharmaceutical company with research, production and distributions of biomedical products. In Aug., 2003, Ms. Guo was awarded with “National Best Professional Woman” and Hu Jintao, Chairman of China gave her the medal in person.

Mr. Peiyi Tian, Senior Vice President, CFO, Treasurer and Director, certified accountant. Mr. Tian held various accountant positions in a series of government organizations between 1982 to 1991. He served as a financial officer in a couple of public companies in China. Mr. Tian brings his over twenty-years financial experiences to the Company. He’s quite familiar with company’s financial management and funding activities. He knows well about financial models for public companies in China and US. He helped the Company finished initial funding for its HCV projects, and participated in large asset and equity mergers.

Mr. Xiaohong Bai, VP of Production. Mr. Bai graduated from Pharmaceutical Department of Shaanxi Traditional Chinese Medicine Institute. Mr. Bai brings to our company over 26 years of drug manufacturing experience and over 6 years management experiences at pharmaceutical companies. Mr. Bai worked in several pharmaceutical companies and his positions including chief engineer, production manager, chief executive officer, et al. He owns various capacities of manufacturing of different dosage forms of Chinese and synthetic medicines, production and technology management, development of new medicines. He has extensive GMP-compliant pharmaceutical production and production management experience. He was appointed as Chief Engineer of Hunan Hua Yang Pharmaceutical Co., Ltd. and in was appointed as VP of production of the Company in 2006.

Mr. Xing Wei, VP of Operations. He obtained his bachelor degree from Medical Sci-Tech English Department of Xi’an Medical University in 1997. He worked in various large pharmaceutical companies in the capacities of assistant of marketing manager, executive assistant of CEO, project manager. Mr. Wei has almost 10 years of management experiences in medical product distribution companies and pharmaceutical companies. He joined Yangling Daiying as executive assistant of CEO in August of 2006. He was appointed as VP of Operation of the Company.

Dr. Yuhui Liu, M.D., Secretary to the Board of Directors, obtained her M.D. and M.S. degrees from Xi’an Medical University in Shaanxi, P.R. China in 1994 and 1997, and received post doctoral training and research in molecular biology and genetics in the United States at John Hopkins University. She was a research associate in genetics at Stanford University from January 2000 to October 2004, before staring working at Daiying in February 2005.

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

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors, executive officers, and persons who own more than 5% percent of registered class of the Company’s equity securities, file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. During the fiscal year ending December 31, 2006, a Form 3 and Form 4 of Yuhui Liu and Hongyan Liang, Initial Statement of Beneficial Ownership of Securities and Statement of Changes in Beneficial Ownership was not timely filed by each of the following officers and directors due to the delay of acquiring EDGAR codes from the Commission.

Code of Ethics

The Company has adopted a code of ethics for all of the employees, directors and officers, which is incorporated by reference to a Form 8-K filed July 7, 2004.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

Summary Compensation Table.

The following table reflects all forms of compensation for the two years ending December 31, 2006:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Wenxia Guo President, CEO, Director	2006	2,571	6,648	-	-	-	-	-	9,219
	2005	2,339	6,048	-	-	-	-	-	8,387

The above amounts are reflected in U.S. Dollars using a 8.00 to 1 conversion from Yuan to Dollars.

Options granted in the last fiscal year

At the end of fiscal year ending December 31, 2006, no executive officer or director were granted options to purchase shares of common stock.

Fiscal year-end option values

During the fiscal year ending December 31, 2006, no executive officer or director exercised any options to purchase shares of common stock, and as of December 31, 2006, no executive, officer or director possessed any options to purchase shares of common stock.

Directors Remuneration

In 2006, directors were paid a fee of $1,259 individually for serving on the board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth as December 31, 2006 information with respect to (a) each person, (including “group”) as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, whose known to the Company to be a beneficial owner of more than 5% of outstanding common stock of the Company, and (b) the number or percentage of the Company’s common stock owned by (a) each of the directors and the executive officers named in the Summary Compensation Table above, and (b) all of the directors and executive officers of the company as a group. The Company believes that unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. The following table sets forth certain information regarding the beneficial ownership of the Company’s common capital stock as of the date of this memorandum by (i) each person known to the Company of having beneficial ownership of more than 5% of the Company’s capital common stock (ii) existing shareholders, (iii) and all others as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owners	Percent of Ownership

Common	Wenxia Guo	8,601,600	20.2%
	16 Weiyi Rd.
	Yangling Demonstration Zone,
	Shaaxi, China

Common	Xi’an JinHao Sci-Tech	5,376,000	12.6%
	Investment Management Co., Ltd.
	Fengye Neo-city, Jiezou Ming Yuan,
	B5-70201, Hi-tech District, Xi’an, Shaanxi

Common	Coast to Coast Equity Group, Inc.	3,594,876	8.5%
	9040 Town Center Parkway
	Bradenton, FL 34202

Common	Shaanxi Da Ze Movie & T.V.	2,800,000	6.6%
	Cultural Ad Spreading Co., Ltd.
	70 Xiying Rd. Xi’an, Shaanxi, China

Common	Liu Qiuling	2,688,000	6.3%
	Nanchang Rd. Bldg. 17, Apt# 309,
	Xi’an, Shaanxi, China

Common	Zeng Fu Lee	2,688,000	6.3%
	Tongguan Rd, Tongyunsi Complex,
	Apt# 406, Tong Chuan, Shaanxi, China

	All directors and officers as a group	8,601,600	20.2%
	(1 person)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

None.

ITEM 13. EXHIBITS

Exhibits and reports on Form 10-KSB.

a) The exhibits included in this report are indicated below.

Exhibit No.	Description of Exhibit

2	Reorganization Agreement (1) and Amendment to Reorganization Agreement (1)

3(i)	Restated Certificate of Incorporation, Certificate of Renewal, Restoration and Revival of Certificate of Incorporation (2)

3 (ii)	By-laws (2)

10.1	Reorganization Agreement with Hunan Hua Yang Pharmaceutical Co. Ltd., dated January 19, 2006*

10.2	Reorganization Agreement with Hunan Ze An Pharmaceutical Co. Ltd., dated January 19, 2006*

10.3	Reorganization Agreement relating to Hunan Hua Yang Pharmaceutical Co., Ltd., dated December 18, 2006*

14	Code of Ethics (3)

16	Letter on change of certified accountant (4)

21	Subsidiaries of the Registrant*

31	Rule 13(a)-14(a)-15(d) Certifications*

32	Section 1350 Certifications*

* Filed herewith.

(1) Incorporated by reference to Information Statement Form 14C filed on August 19, 2004

(2) Incorporated by reference to Form 8-K filed on August 8, 2003

(3) Incorporated by reference to Form 8-K filed on July 7, 2004

(4) Incorporated by reference to Form 8-K filed on January 5, 2006

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(A) AUDIT FEES

The aggregate fees billed for each of fiscal 2006 and fiscal 2005 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $48,500 and $31,500, respectively.

(B) AUDIT-RELATED FEES

No fees were billed in each of fiscal 2006 and fiscal 2005 for assurance and related services by the principal accountant reasonably related to the performance of the audit or review of the Company's financial statements.

(C) TAX FEES

No fees were billed in fiscal 2006 or fiscal 2005 for professional services rendered by the principal accountant for tax compliance, tax advice, or tax planning.

(D) ALL OTHER FEES

No fees were billed in each of fiscal 2006 and fiscal 2005 for products and services provided by the principal accountant.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Worldwide Biotech & Pharmaceutical Company

Date: April 5, 2007	By:	/s/ Wenxia Guo
Wenxia Guo
Chief Executive Officer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the dates indicated.

Date: April 5, 2007	By:	/s/ Wenxia Guo
Wenxia Guo
Chief Executive Officer, Director
(Principal Executive Officer)

Date: April 5, 2007	By:	/s/ Peiyi Tian
Peiyi Tian
VP, Treasurer, CFO, Director
(Principal Financial and Accounting Officer)

Date: April 5, 2007	By:	/s/ Huimin Zhang
Huimin Zhang
Director

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Worldwide Biotech & Pharmaceutical Company

We have audited the accompanying consolidated balance sheet of Worldwide Biotech & Pharmaceutical Company and its subsidiaries (“the Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and the consolidated results of operations and cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses and has a working capital deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Zhong Yi (Hong Kong) C.P.A. Company Limited

Zhong Yi (Hong Kong) C.P.A. Company Limited
Certified Public Accountants

Hong Kong, China
April 5, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Worldwide Biotech & Pharmaceutical Company and Subsidiaries

We have audited the accompanying consolidated balance sheet of Worldwide Biotech & Pharmaceutical Company and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worldwide Biotech & Pharmaceutical Company and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of and for the year ended December 31, 2005 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had accumulated deficit of $7,982,909 and a working capital deficiency of $1,888,436 at December 31, 2005 and had a net loss and cash used in operations of $3,683,322 and $803,967, respectively, in 2005. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York,     /s/ Most & Company, LLP
February 15, 2006         Most & Company, LLP

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$117,320	$94,570
Marketable securities	120,555	228,699
Accounts receivable, net	166,551	11,337
Inventories, net	280,288	5,276
Prepayments and other receivables	189,101	54,770

Total current assets	873,815	394,652

Non-current assets:
Property, plant and equipment, net	5,261,295	2,279,022
Long-term advances	-	435,219
Intangible assets, net	22,799	-
Land use right, net	715,306	529,498
Total non-current assets	5,999,400	3,243,739

TOTAL ASSETS	$6,873,215	$3,638,391

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
Current liabilities:
Accounts payable	$328,313	$586,697
Short-term bank loans	1,062,400	867,389
Current portion of mortgages payable	32,520	30,247
Note payable - stockholder	660,378	-
Due to related parties	2,468,719	1,197,019
Accrued liabilities and other payables	1,068,867	36,955

Total current liabilities	5,621,197	2,718,307

Non-current liabilities:
Mortgages payable, less current portion	212,967	237,738
Long-term bank loans	1,280,000	-
Total non-current liabilities	1,492,967	237,738

TOTAL LIABILITIES	7,114,164	2,956,045

Minority interests	380,004	60,553

See accompanying notes to consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Cont’d)
AS OF DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	2006	2005
Stockholders’(deficit)/ equity:
Common stock, $0.001 par value; 90,000,000 shares authorized; 42,515,653 and 39,657,102 shares issued and outstanding as of December 31, 2006 and 2005	42,516	39,657
Additional paid-in capital	11,121,558	10,345,434
Deferred compensation	(375,000)	(1,373,000)
Accumulated other comprehensive income/(loss):
- Change in unrealized loss on marketable securities	(32,793)	(437,746)
- Foreign currency translation gain	38,189	30,357
Accumulated deficit	(11,415,423)	(7,982,909)

Total stockholders’ (deficit)/ equity	(620,953)	621,793

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) /EQUITY	$6,873,215	$3,638,391

See accompanying notes to consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	2006	2005

Net revenue	$386,916	$26,222

Cost of revenue	(355,980)	(21,425)

Gross profit	30,936	4,797

Operating expenses:
Research and development	42,827	57,222
Professional fees	93,028	166,603
Stock-based compensation	1,321,723	3,174,628
Selling expense	71,915	7,463
General and administrative	848,457	335,907

Total operating expenses	2,377,950	3,741,823

Loss from operations	(2,347,014)	(3,737,026)

Other income/(expense):
Interest income	937	10,257
Interest expense	(256,506)	(150,667)
Other income	148,982	192,732
Realized loss on sale of marketable securities	(205,729)	--
Impairment on goodwill	(871,688)	--

Loss before minority interest and income taxes	(3,531,018)	(3,684,704)

Minority interests	(98,504)	(1,382)

Loss before income taxes	(3,432,514)	(3,683,322)

Income tax expense	--	--

Net loss	$(3,432,514)	$(3,683,322)

Net loss per common share - Basic and diluted	$(0.08)	$(0.10)

Weighted average number of common shares outstanding - Basic and diluted	40,987,208	38,115,732

See accompanying notes to consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

	2006	2005
Cash flows from operating activities:
Net loss	$(3,432,514)	$(3,683,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	551,152	83,961
Allowance for doubtful accounts	233,058	--
Allowance for inventory obsolescence	286,277	--
Impairment on goodwill	871,688	--
Stock-based compensation	1,321,723	3,174,628
Loss on sale of marketable securities	205,729	(560)
Stock dividend	(73,692)	--
Minority interests	(98,504)	--
Changes in operating assets and liabilities:
Accounts receivable	(257,480)	(11,337)
Inventories	(209,345)	(5,276)
Prepayments and other receivables	(36,820)	(1,607)
Accounts payable	(642,427)	51,762
Accrued liabilities and other payable	189,040	23,002

Net cash used in operating activities	(1,092,115)	(368,749)

Cash flows from investing activities:
Acquisition of Hua Yang	1,314	--
Cash paid for acquisition of Ze An, net of cash acquired	(398,420)	--
Proceeds from sale of marketable securities, net of expenses	381,060	13,552
Investment in marketable securities	--	(1,538)
Purchase of plant and equipment	(45,766)	(444,606)

Net cash used in investing activities	(61,812)	(432,592)

Cash flows from financing activities:
Proceeds from short-term bank loan	448,000	867,389
Payments on short-term bank loan	(896,000)	(1,812,119)
Payments on note payable - stockholder	(8,054)	--
Proceeds from loan from related parties	1,671,987	1,197,019
Payments on loan to related parties	-	(435,219)
Payments on mortgages payable	(45,661)	(23,287)

Net cash generated from financing activities	1,170,272	(206,217)

Foreign currency translation adjustment	6,405	54,453

NET CHANGE IN CASH AND CASH EQUIVALENTS	22,750	(953,105)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	94,570	1,047,675

CASH AND CASH EQUIVALENTS, END OF YEAR	$117,320	$94,570

See accompanying notes to consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$--	$--
Cash paid for interest expenses	$205,131	$150,667

Non-cash transactions in investing and financing activities
Shares issued for acquisition of subsidiaries	$455,260	$--

See accompanying notes to consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock, $.001 Par Value
	Number of share	Amount	Additional paid-in capital	Accumulated deficit	Deferred compensation	Unrealized loss on marketable securities	Foreign currency translations	Total

Balance, December 31, 2004	35,257,102	$ 35,257	$ 5,802,206	$ (4,299,587)	$ -	$ (326,195)	-	$1,211,681

Issuance of common stock for services	3,000,000	3,000	2,217,000	-	(2,220,000)	-	-	-
Valuation of shares issued from escrow	1,400,000	1,400	1,526,933	-	-	-	-	1,528,333
Amortization of deferred compensation	-	-	-	-	847,000	-	-	847,000
Value attributable to grant of stock warrants	-	-	799,295	-	-	-	-	799,295
Comprehensive loss:
Net loss for the year	-	-	-	(3,683,322)	-	-	-	(3,683,322)
Other comprehensive loss:
- Change in unrealized loss on marketable securities	-	-	-	-	-	(111,551)	-	(111,551)
- Foreign currency translation gain	-	-	-	-	-	-	30,357	30,357
Total comprehensive loss								(3,764,516)

Balance, December 31, 2005	39,657,102	$ 39,657	$ 10,345,434	$ (7,982,909)	$ (1,373,000)	$ (437,746)	$ 30,357	$ 621,793

Issuance of common shares of Hua Yang acquisition	482,800	483	313,337	-	-	-	-	313,820
Issuance of common shares of Ze An acquisition	217,600	218	141,222	-	-	-	-	141,440
Issuance of common shares for services	2,158,151	2,158	321,565	-	-	-	-	323,723
Amortization of deferred compensation	-	-	-	-	998,000	-	-	998,000

See accompanying notes to consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) (Cont’d)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock, $.001 Par Value
	Number of share	Amount	Additional paid-in capital	Accumulated deficit	Deferred compensation	Unrealized loss on marketable securities	Foreign currency translations	Total

Comprehensive loss:
Net loss for the year	-	-	-	(3,432,514)	-	-	-	(3,432,514)
Other comprehensive income:
- Change in unrealized loss on marketable securities	-	-	-	-	-	404,953	-	404,953
- Foreign currency translation gain	-	-	-	-	-	-	7,832	7,832
Total comprehensive loss	-	-	-	-	-	-	-	(3,019,729)

Balance, December 31, 2006	42,515,653	$42,516	$11,121,558	$(11,415,423)	$(375,000)	$(32,793)	$38,189	$(620,953)

See accompanying notes to consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND BUSINESS BACKGROUND

Worldwide Biotech & Pharmaceuticals Company, (“Worldwide”) was incorporated in Delaware in 1961. Pursuant to an Agreement and Plan of Reorganization of April 20, 2004, as amended on August 3, 2004 and effective on December 16, 2004, the Company issued 33,600,000 shares of common stock to exchange for the entire registered capital of Yangling Daiying Biotech & Pharmaceutical Group Co. Ltd (“Daiying”) (formerly known as Yangling Daiying Biological Engineering Co., Ltd.). The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of Worldwide whereby Daiying is deemed to be the accounting acquirer (legal acquiree) and Worldwide to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of Daiying, with the assets and liabilities, and revenues and expenses, of Worldwide being included effective from the date of the stock exchange transaction. After the recapitalization, the former stockholders of Worldwide retained 1,057,102 shares of common stock or approximately 5% of the outstanding shares of common stock. Additionally, as part of the plan of reorganization, Worldwide, whose former name was Sun City Industries, Inc., amended its Articles of Incorporation, and changed its name to its current name.

Daiying was incorporated on November 26, 2001 in Shaanxi Province, the People’s Republic of China (“PRC”). Its principal business activities are to develop and market of viruses/viral vectors, external diagnostic reagents, prophylactic vaccines for humans, and oral solid dosage forms of traditional Chinese medicine products.

On March 7, 2005, Daiying incorporated the Shaanxi Daiying Medicine Distribution Co., Ltd. (“Shaanxi”) in which Daiying holds a 90% of equity interest. Shaanxi was incorporated on March 7, 2005 in Shaanxi Province, the PRC and its principal business activities are trading of medicine products.

On July 26, 2005, Worldwide incorporated the Glory Dragon Investments Ltd. (“Glory Dragon”), an international business company in the British Virgin Islands by the Company. Its principal activity is investment holding.

On December 27, 2005, Glory Dragon incorporated the Shaanxi Allied Shine International Investment Management Consulting Ltd. (“Shaanxi Allied”) in Shaanxi province, PRC. Shaanxi Allied is registered as a wholly-owned foreign enterprise in the PRC. Pursuant to Interest Transfer Agreements between Daiying’s shareholders and Shaanxi Allied dated on December 27, 2005, the shareholders of Daiying agreed to transfer all of their shares of Daiying to Shaanxi Allied. Worldwide then transferred its ownership in Daiying to Shaanxi Allied.

On January 19, 2006, Daiying entered into a two Reorganization Agreements:

1) Agreement with Hunan Hua Yang Pharmaceutical Co. Ltd. (“Hua Yang”) and its shareholders
Pursuant to this agreement, Worldwide issued 482,800 shares of its common stock to acquire 51% of the registered capital of Hua Yang. Hua Yang was incorporated on June 22, 1999 in Hunan Province, the PRC, engages in developing, manufacturing and marketing of synthetic chemical medicine, antibiotics, immune vaccine and nutrient supplements.

2) Agreement with Hunan Ze An Pharmaceutical Co. Ltd. (“Ze An”) and its shareholders
Pursuant to this agreement, Worldwide through Daiying acquired 65% of the registered capital of Ze An at a consideration of $552,200. The consideration was settled partially by cash (RMB 3,400,000 or $410,760) together with the issuance of 217,600 of shares of common stock of Worldwide. Ze An was incorporated on February 2000 in Hunan Province, the PRC, engages in developing, manufacturing and marketing essential traditional Chinese medicine, organic herbal medicine, and neutraceutical products.

On December 18, 2006, the Company approved the Consolidation and the Reorganization Agreement (“Agreement”) whereas Hua Yang merged with Ze An as a combined entity. At the same date, Daiying acquired 15% of equity interest of Ze An in exchange for a loan payable to Mr. Zhongyu Lu, the former owners of Ze An, of $172,954 (equivalent to RMB1,351,200). The loan payable included the principal of $153,600 and accrued interest of $19,354 based on interest rate of 6.3% in the term of 2 years and was due 2 years from December 5, 2005.

The purpose of this merger of these two subsidiaries was to optimize the capital resources and to minimize operational costs and management costs. Subsequent to this merger, the Company owned 67.3486% of the combined entity. Pursuant to the Agreement, the name of the combined entity that will survive the merger of these two subsidiaries is known as Hunan Hua Yang Pharmaceutical Co., Ltd., registered in Hunan Province, the PRC.

Worldwide, Glory Dragon, Shaanxi Allied, Daiying, Shaanxi, Hua Yang and Ze An are collectively known as “the Company” in these consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

2.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2006, the Company had a negative working capital of $4,747,382, a negative operating cash flow of $1,092,115 and an accumulated deficit of $11,415,423. Additionally, the Company has incurred losses over the past several years. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; (b) launch of new products and (c) consummating the disposal of an investment. Also, the management had successfully convert $1,000,000 worth of related parties debt to equity, as more fully explained in note 25, which is able to improve the liquidity of the Company. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2007. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates.

Basis of consolidation

The consolidated financial statements include the financial statements of Worldwide and its subsidiaries.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; has the power to govern the financial and operating policies; to appoint or remove the majority of the members of the board of directors; or to cast majority of votes at the meeting of directors.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Marketable securities

The Company classifies its marketable securities as available-for-sale and carries them at market value with a corresponding recognition of net unrealized holding gain or loss (net of tax) as a separate component of stockholders’ equity until realized. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Gains and losses on sales of securities are computed on a specific identification basis. Marketable securities comprise of:

	2006	2005
Publicly traded corporate equity securities listed in PRC, net of other-than-temporary impairment	$153,348	$666,445
Gross unrealized loss	(32,793)	(437,746)

Fair value of marketable securities	$120,555	$228,699

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2006 and 2005, the Company recorded the allowance for doubtful accounts of $233,058 and $Nil, respectively.

Inventories, net

Inventories consist primarily of finished goods, work in progress and raw materials and are stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis. Allowance for slow-moving and obsolescence is an estimate amount based on an analysis of current business and economic risks, the duration of the inventories held and other specific identifiable risks that may indicate a potential loss. The allowance is reviewed regularly to ensure that it adequately provides for all reasonable expected losses. As of December 31, 2006 and 2005, the Company recorded the allowance for obsolescence of $286,277 and $Nil, respectively.

Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Depreciable life
Buildings and improvements	20 years
Office furniture and equipment	5 - 8 years
Motor vehicles	8 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the consolidated statement of operations.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Land use right

All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in the PRC are considered to be leasehold land and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreements on a straight-line basis, which is 50 years and they will expire in 2052 and 2054, respectively.

Amortization expense totaled $17,706 and $11,408 for the years ended December 31, 2006 and 2005, respectively.

Construction in progress

Construction in progress includes direct costs of construction of factory building. Interest incurred during the period of construction has not been capitalized as such amounts are considered to be immaterial at this time. Construction in progress is not depreciated until such time as the assets are completed and put into operational use.

Goodwill

The Company's goodwill is deemed to have an indefinite life and is no longer amortized under the provisions of Statement of Financial Accounting Standards (‘SFAS”) SFAS No.142, but is subject to annual impairment tests. If facts or circumstances suggest that the Company's goodwill is impaired, the Company assesses the fair value of the goodwill and reduces it to an amount that results in book value approximating fair value. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.

Intangibles assets

Intangible assets represent costs of product licenses registered by State Foods and Drugs Administration (“SFDA”) and paid to an independent third party. It is amortized using the straight-line method over the expected useful life of 10 years. Intangible assets are stated at cost less accumulated amortization and accumulated impairment losses, if any.

Impairment of long-life assets

In accordance with SFAS No. 121, “Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews long-lived assets, if any, to determine the carrying values are not impaired.

Revenue recognition

Sales revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of products at a specified price and considers delivery to have occurred when the customer takes possession of the products. The net sales incorporate offsets for discounts, sales taxes and sales returns. Revenue is recognized upon delivery, risk and ownership of the title is transferred and a reserve for sales returns is recorded even though invoicing may not be completed. The Company has demonstrated the ability to make reasonable and reliable estimates of products returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.”

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Cost of sales

Cost of sales includes cost of raw materials, labor cost and manufacturing overhead.

Value-added tax

The entities incorporated in the PRC are subjected to value added tax (“VAT”) imposed on their sales. The output VAT is charged to customers who purchase books from these entities and the input VAT is paid when these entities purchases raw materials from vendors. The VAT rate is 17%. The input VAT can be offset against the output VAT.

Advertising expenses

The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs.” No advertising expenses were incurred during the years ended December 31, 2006 and 2005, respectively.

Research and development costs

Research and development costs are incurred in the development of the new products and processes, including significant improvements and refinements to existing products. Research and development costs of $42,827 and $57,222 were charged to expense as incurred for the years ended December 31, 2006 and 2005, respectively.

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statement of stockholders’ equity and comprehensive income (loss) consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes,” which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations and comprehensive (loss) income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

Loss per share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Foreign currencies translation

The reporting currency of the Company is the United States dollar (“U.S. dollars”). Transactions denominated in currencies other than U.S. dollar at the average rate for the period. Monetary assets and liabilities denominated in currencies other than U.S. dollar are translated into U.S. dollar at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in the other expenses in the consolidated statement of operation and comprehensive income.

The Company’s subsidiaries maintain their books and record in their local currency, the Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which its operations are conducted. In general, for consolidation purposes, the Company translates the subsidiary’s assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of operations is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the subsidiaries’ financial statements are recorded as accumulated other comprehensive income.

Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one principal reportable segment.

Fair value of financial instruments

The Company values its financial instruments as required by Statement of Financial Accounting Standard (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily consist of cash, accounts receivable, market securities, inventories, prepayments and other receivables, accounts payable, short term loan, short-term related party borrowings and accrued liabilities and other payables.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

Related parties

For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

Equity-based compensation

Prior to 2006, the Company accounted for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Effective from January 1, 2006, the Company adopted SFAS 123(R), which requires all share-based payments to employees and directors, including grants of employee stock options and restricted stock units, to be recognized in the financial statements based on their grant date fair values. The valuation provisions of SFAS 123(R) apply to new awards, to awards granted to employees and directors before the adoption of SFAS 123(R) whose related requisite services had not been provided, and to awards which were subsequently modified or cancelled. There was no effect based on the adoption of SFAS 123(R).

The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123(R).

Recently issued accounting standard

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting changes in Interim Financial Statements—An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In September 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 04-13,“Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 requires that two or more legally separate exchange transactions with the same counterparty be combined and considered a single arrangement for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” when the transactions are entered into in contemplation of one another. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in interim or annual periods beginning after March 15, 2006. The Company does not expect that the adoption of this statement would have a material effect on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments-an amendment of FASB Statements 133 and 140,” which is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The statement improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized have to bifurcated, if the holder elects to account for the whole instrument-by-instrument basis, in cases in which a derivative would otherwise have to bifurcated, if the holder elects to account for the whole instrument on a fair value basis. The Company does not expect that the adoption of this statement would have a material effect on the Company’s financial position or results of operations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provision of SAB 108 is effective for the Company in the current fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SAB 108 but does not believe that the application of SAB 108 would have a material effect on its financial position, cash flows nor results of operations.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company starting January 1, 2008. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial position, cash flows and results of operations.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. ACQUISITION

During the year ended December 31, 2006, the Company made the following acquisitions:

(1) Acquisition of Hua Yang

On January 19, 2006, the Company completed the acquisition of Hua Yang, a limited liability company in the PRC, for 51% of the registered capital of Hua Yang, in exchange for 482,800 common stock at a fair market value of $0.65 per share which was determined by an average market price of Worldwide’s common shares at the closing rate on January 19, 2006. The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their fair market value at the date of acquisition.

The purchase price of $313,820 was allocated as follows:

2006

Cash	$1,314
Accounts receivables	40,891
Inventories	116,640
Other assets	79,562
Property, plant & equipment, net	718,311
Land use rights, net	208,259
Licenses, net	40,968
Notes payable	(8,054)
Accounts payable	(108,526)
Due to stockholders/officers	(103,326)
Other current liabilities	(99,270)
Advances	(271,436)
Less: minority interests	(301,513)
Purchase price	$313,820

(2) Acquisition of Ze An

On January 19, 2006, the Company completed the acquisition of Ze An, a limited liability company in the PRC for 65% of the registered capital of Ze An. The purchase price was comprised of: (a) a cash consideration of $410,760 and (b) issuance of 217,600 shares of common stock at a fair market value of $0.65 per share which was determined by an average market price of Worldwide’s common shares at the closing rate on January 19, 2006. The aggregate purchase price totaled as $552,200. The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their fair market value at the date of acquisition.

On December 18, 2006, the Company further acquired additional 15% of equity interest of Ze An by means of taking up a loan payable to a former owner of Ze An at a consideration of $172,954 (equivalent to RMB1,351,200). The former owner agreed that the Company was entitled to the beneficial interest of Ze An since January 19, 2006.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

As a result, the Company has an aggregate equity interest of 80% of Ze An and the total purchase price of $725,154 was allocated as follows:

2006

Cash	$12,340
Accounts receivables	89,901
Inventories	235,305
Other assets	17,949
Property, plant & equipment, net	1,815,244
Land use rights, net	51,464
Loan payable	(619,563)
Accounts payable	(275,517)
Due to stockholders/officers	(34,588)
Other current liabilities	(72,792)
Advances	(163,783)
Note payable	(1,239,127)
Goodwill	871,688
Less: minority interests	(36,633)
Purchase price	$725,154

Goodwill of $871,688 represented the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually.

As of December 31, 2006, the Company performed an impairment test relating to goodwill arising from this acquisition and concluded that there was an impairment as to the carrying value of goodwill and recorded $871,688 of impairment loss to the consolidated statements of operations.

5. ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

	2006	2005

Accounts receivable, cost	$399,609	$11,337
Less: allowance for doubtful accounts	(233,058)	-

Accounts receivable, net	$166,551	$11,337

For the years ended December 31, 2006 and 2005, the Company recorded the allowance for doubtful accounts of $233,058 and $Nil, respectively.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. INVENTORIES, NET

	2006	2005

Raw materials	$136,817	$3,473
Work in progress	148,842	1,620
Finished goods	280,906	183
	566,565	5,276
Less: allowance for obsolescence	(286,277)	-

Inventories, net	$280,288	$5,276

For the years ended December 31, 2006 and 2005, the Company recorded the allowance for obsolescence of $286,277 and $Nil, respectively.

7. PREPAYMENTS AND OTHER RECEIVABLES

	2006	2005

Purchase deposits	$71,843	$29,203
Prepaid value-added taxes	9,461	3,678
Advances to employees	103,650	21,889
Other prepaid expenses	4,147	-

	$189,101	$54,770

The advances to employees are unsecured, non-interest bearing and with a repayment term of less than one year.

8.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	2006	2005

Buildings and improvements	$4,145,840	$441,602
Plant and equipment	461,769	366,415
Motor vehicles	149,050	144,291
Construction in progress	1,099,731	1,510,573
	5,856,390	2,462,881

Less: accumulated depreciation	(595,095)	(183,859)

Property, plant and equipment, net	$5,261,295	$2,279,022

Depreciation expenses for the years ended December 31, 2006 and 2005 were $411,236 and $72,553, respectively.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of December 31, 2006, certain properties with a combined net book value of $1,885,275 were pledged as security in connection with outstanding loan facilities, respectively.

9.  INTANGIBLE ASSETS, NET

Intangible assets consist of the followings:

	2006	2005

Licenses, cost	$145,009	$-
Less: accumulated amortization	(122,210)	-

Licenses, net	$22,799	$-

10.  LAND USE RIGHT, NET

As of December 31, 2006 and 2005, land use right at cost, less accumulated amortization consisted of the following:

	2006	2005

Land use right, at cost	$773,890	$570,376
Less: accumulated amortization	(58,584)	(40,878)

Land use right, net	$715,306	$529,498

Amortization expenses for the years ended December 31, 2006 and 2005 were $17,706 and $11,408, respectively.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

11. INDEBTEDNESS

Short-term and long-term debts were as follows:

			2006	2005

Current:
Short-term bank loans	(a	)	$1,062,400	$867,389
Long-term mortgages payable, current portion	(b	)	32,520	30,247
Note payable - stockholder	(c	)	172,954	-
Note payable - related party	(d	)	487,424	-
			1,755,298	897,636

Non-current:
Long-term bank loan	(e	)	1,280,000	-
Long-term mortgages payable, non-current portion	(b	)	212,967	237,738
			1,492,967	237,738

Total			$3,248,265	$1,135,374

(a)
The balance consists of two short-term bank loans of $614,400 (RMB4,800,000) and $448,000 (RMB3,500,000) which are unsecured, payable to financial institutions, guaranteed by an independent third party, with interest at 7.02% and 7.254% (2005: 7.254%) per annum payable monthly, with principle due May 21, 2007 and April 30, 2007, respectively.

(b)	Long-term mortgage loans consist of the following:

	2006	2005

Mortgage payable to a financial institution, payable monthly including interest at 5.81% (2005: 5.85%) per annum, through December 1, 2009 and collateralized by building.	$83,021	$105,815

Mortgage payable to a financial institution, payable monthly including interest at 5.81% (2005: 5.04%) per annum, through June 24, 2024 and collateralized by building.	116,982	117,211

Mortgage payable to a financial institution, payable monthly including interest at 5.81% (2005: 5.04%) per annum, through June 17, 2024 and collateralized by building.	45,484	44,959

Sub-total:	245,487	267,985

Less: current portion of mortgages payable	(32,520)	(30,247)

	$212,967	$237,738

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The minimum future payments of mortgages payable are as follows:

Years ending December 31:
2007	$32,520
2008	34,461
2009	32,380
2010	6,109
2011	6,474
Thereafter	133,543

$245,487

(c)  Note payable to a stockholder is unsecured, payable to a stockholder with interest at 6.3% per annum and due December 4, 2007. (see Note 4)

(d)  Note payable to a related party is unsecured, payable to a related party with interest at 12% per annum and due June 30, 2007.

(e)  Long-term loan payable is unsecured, payable to a financial institution, guaranteed by an independent third party, with interest at 6.696% per annum payable monthly, with the principal due April 29, 2008.

12. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables as of December 31, 2006 and 2005 consist of the followings:

	2006	2005

Accounts payable	$328,313	$586,697
Other taxes payable	19,969	274
Customer deposits	21,988	-
Accrued expenses	101,780	839
Salaries and benefits payable	71,916	-
Equipment payable	20,110	-
Construction payable	731,793	-
Other payables	101,311	35,842
	$1,397,180	$623,652

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. DUE TO RELATED PARTIES

The chief executive officers and a stockholder advanced funds to the Company for its working capital. These advances were unsecured, due on demand and non-interest bearing.

14.  COMMON STOCK AND WARRANTS

(a) Common Stock

(i)
On April 20, 2004, Daiying completed a stock exchange transaction with the stockholders of Worldwide (formerly known as Sun City Industries, Inc.), as more fully described in Note 1 and the Form 8-K of December 22, 2004.

(ii)	As a result, the total number of outstanding shares of the Company’s common stock was increased to 34,657,102.

(iii)
Included within the 34,657,102 shares of common stock was 1,400,000 shares issued to Consultant A, as more fully described in Note 15, for services financing advisory services provided during the year ended 31 December 2004.

(iv)
On December 31, 2004, the Company issued 600,000 shares of common stock to employees for services rendered. Such shares were valued at their market value on the date of issuance at $1.30 per share. (see Note 16)

(v)
On April 4, 2005, the Company released 1,400,000 shares of common stock to Consultant A which were issued and held in escrow under the Plan of Reorganization, as fully described in Note 1. For the year ended December 31, 2005, the Company has recognized stock compensation and additional paid-in capital of $1,528,333. (see Note 15)

(vi)
On May 2, 2005, the Company issued 1,000,000 shares of common stock to an independent consultant B for business development and research and development services valued at $600,000 for a service period of 2 years. For the years ended December 31, 2005 and 2006, the Company recorded stock-based compensation of $192,000 and $288,000 respectively. (see Note 16)

(vii)
On May 6, 2005, the Company issued 1,000,000 shares of common stock to an independent consultant C for business development and marketing services valued at $600,000 for a service period of 2 years. For the years ended December 31, 2005 and 2006, the Company recorded stock-based compensation of $400,000 and $200,000 respectively. (see Note 16)

(viii)
On July 2, 2005, the Company issued 1,000,000 shares of common stock to an independent consultant D for business development services valued at $1,020,000 for a service period of 2 years. For the years ended December 31, 2005 and 2006, the Company recorded stock-based compensation of $255,000 and $510,000 respectively. (see Note 16)

(ix)	On January 19, 2006, the Company issued 482,800 shares of common stock to acquire Hua Yang and 217,600 of shares of common stock to acquire Ze An.

(x)	On September 7, 2006 the Company further issued 2,158,151 shares of common stock to consultant A, as more fully described in Note 15.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b) Warrants

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

Since these warrants are earned over the term of the agreement and are subject to forfeiture, the Company has accounted for these under variable accounting method pursuant to EITF 96-18. Accordingly, the Company recorded at fair value the calculated value of the warrants earned at the end of each period until the warrants are earned. On April 4, 2005, the Company settled with the consultant and the warrants were deemed earned. For the year ended December 31, 2005, the Company recognized additional stock based compensation and additional paid in capital of $799,295 respectively. As of December 31, 2005, the Registration Statement on Form SB-2 has not yet being filed and therefore cannot become effective.

A summary of the status of the Company's outstanding stock warrants granted for services as of December 31, 2005 and 2006 and changes during the year is as follows:

	Number of warrants	Weighted average exercise price

Warrants outstanding as of January 1, 2005	3,000,000	$2.20
Granted	-	-
Expired	-	-
Forfeited	-	-
Warrants outstanding as of December 31, 2005	3,000,000	$2.20
Granted		-
Expired	-	-
Forfeited	(3,000,000)	-
Warrants outstanding as of December 31, 2006	-	$-

Warrants exercisable as of December 31, 2006	-	$-

For the year ended December 31, 2006, all outstanding warrants were forfeited, as fully described in Note 15.

15. CONSULTING AGREEMENT

Pursuant to the amended Consulting Agreement effective of December 16, 2004, the Company entered into a consulting agreement with a company owned by a former shareholder of the Company (“Consultant A”). The consulting agreement provided for services to be rendered by the related party as an independent contractor, which services include but are not limited to assisting the Company in the dissemination of information pursuant to the Company’s obligation to report certain information under the Securities Exchange Act of 1934, as amended. 2,800,000 shares of common stock were issued to Consultant A. (See note 14)

Consultant A was also entitled to receive up to $1 million to be paid from funding received in excess of $4 million which could be used by Consultant A for business related services along with a fee of 1.5% of the amount exceeding $4 million in the event Consultant A provides a source of debt financing and 3,000,000 shares of the Company’s common stock to be issued in accordance with the terms of a warrant agreement (See note 14). Since these warrants are earned over the term of the agreement and are subject to forfeiture, the Company has accounted for these under variable accounting method pursuant to EITF 96-18. Accordingly, the Company recorded at fair value the calculated value of the warrants earned at the end of each period until the warrants are earned. On April 4, 2005, the Company settled with the Consultant A and the warrants were deemed earned. For the year ended December 31, 2005, the Company recognized additional stock based compensation and additional paid in capital of $799,295 respectively. On March 31, 2006, since the Registration Statement on Form SB-2 (Registration Statement) was not effectively filed, the Company commenced litigation against Consultant A.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

On September 7, 2006 the Company and Consultant A entered into the Release and Satisfaction agreement (“Release”). Pursuant to the Release, both the Company and Consultant A agreed with a full release and terminated the Consulting Agreement by issuance of 2,158,151 shares of common stock to Consultant A and forfeiture of all remaining 3,000,000 warrants. For the year ended December 31, 2006, the Company charged $323,723 of stock-based compensation to operations.

16. STOCK COMPENSATION PLAN

On May 20, 2005, the Board of Directors adopted the 2005 Non-Qualified Stock Compensation Plan (“the Plan”) under which the Company may grant to employees, officers, directors, attorneys, consultants or other advisers of the Company or affiliated companies the non-statutory stock options and common stock to purchase up to 5,000,000 unissued or reacquired shares of common stock of the Company. The terms of stock option or common stock shall be no longer than ten years from the date of grant and shall terminate: (1) upon termination of employment for cause; (2) twelve months from the date of termination employment for without cause.

The Plan shall be administered by the Board of Directors or the Compensation Committee, when appointed.   This Plan shall expire on May 20, 2015, except as to options then outstanding, which shall remain in effect until they have expired or been exercised. For the year ended December 31, 2005, 600,000 shares of common stocks were issued to its employees and 3,000,000 shares of common stocks were issued to consultants (see Note 14(a)). For the year ended December 31 2006, no options or common stocks were granted under this plan.

17. INCOME TAXES

Worldwide is registered in the State of Delaware and is subjected to United States of America tax law. Worldwide did not have any taxable income for the years ended December 31, 2005 and 2006 and no provision for income taxes in the United States.

Under the current BVI tax law, Glory Dragon’ income is not subject to taxation.

The Company conducts all of its business through its PRC subsidiaries namely Daiying, Shaanxi, Shaanxi Allied, Hua Yang and Ze An. All the Company’s PRC subsidiaries are subjected to PRC’s Enterprise Income Tax governed by the Income Tax Law of the People’s Republic of China. Under the PRC Income Tax, Shaanxi Allied, as a foreign investment enterprises is exempted from income tax for the first two profit making years with a 50% exemption of income tax (that is 30%) for the next three years. Shaanxi, Hua Yang and Ze An, which are local PRC companies are generally subjected to a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Daiying is located in High Tech Zone approved by the relevant PRC tax bureau whereas Daiying is entitled to a preferential tax rate of 15%.

The components of loss before income taxes separating U.S. and PRC operations are as follows:

	2006	2005

Loss subject to U.S. operation	$(1,387,723)	$(3,194,628)
Loss subject to BVI operation	(713)	20
Loss subject to PRC operation	(2,044,078)	(488,714)

Income before income taxes	$(3,432,514)	$(3,683,322)

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of December 31, 2006, the primary components of temporary differences which might give rise to the Company's deferred tax assets or liabilities are as follows:

2006
Deferred tax assets:
Allowance for doubtful accounts	$76,909
Allowance for obsolescence	94,472
Deferred compensation	462,603
Impairment on goodwill	304,502

Total deferred tax assets	938,486

Deferred tax liabilities:
Property, plant and equipment	(31,443)
Intangible assets	(1,605)
Land use rights	(9,691)

Total deferred tax liabilities	(42,739)

Less: valuation allowance	(895,747)

Net deferred tax assets	$-

Subject to the approval of the relevant tax authorities, the Company had tax losses carry-forward against future years’ taxable income.

As of December 31, 2006, valuation allowance of $895,747 was provided to the deferred tax assets due to the uncertainty surrounding their realization.

18. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net loss per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

The following table sets forth the computation of basic and diluted net loss per share for the year indicated:

Basic and diluted net loss per share calculation:	2006	2005

Numerator:
Net loss used in computing basic net loss per share	3,432,514	3,683,322

Denominator:
Weighted average ordinary shares outstanding	40,987,208	38,115,732

Basic and diluted net loss per share	$(0.08)	$(0.10)

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the years ended December 31, 2006 and 2005 in which the Company had a net loss, inclusion of warrants outstanding would have been anti-dilutive and therefore not included in the computation of diluted losses per share.

19. CHINA CONTRIBUTION PLAN

Full-time employees of the Company’s subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $7,811 and $1,146 for each of the years ended 2006 and 2005 respectively.

20. STATUTORY RESERVES

The Company’s subsidiaries in the PRC are required to make appropriations to reserves funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10%-15% of the after-tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the Company’s registered capital. Appropriation to the statutory public welfare fund is 5%-15% of the after-tax net income determined in accordance with the PRC GAAP. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. The Company made no appropriations to the statutory reserve as those subsidiaries did not have a pre-tax profit.

21. CONCENTRATION AND RISK

(a) Major customers and vendors

For the years ended December 31, 2006 and 2005, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC and there are no customers and vendors who account for 10% or more of revenues and purchases.

(b) Credit risk

No financial instruments that potentially subject the Company to significant concentrations of credit risk. Concentrations of credit risk are limited due to the Company’s large number of transactions are on the cash basis.

22. SEGMENT REPORTING

The Company operates and manages its business as a single segment that includes primarily the development, manufacture and sale of vaccines and traditional Chinese medicine. The Company’s chief operating decision maker has been identified as Ms. Guo, the President, who reviews the consolidated results when making decisions about allocating resources and assessing performance of the Company.

23. COMMITMENT AND CONTINGENCIES

The Company leases an office premise under an operating lease on a monthly basis. Costs incurred under this operating lease are recorded as rental expense and totaled approximately $2,651 and $1,574 for the years ended 2006 and 2005 respectively.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

24. COMPARATIVE AMOUNTS

Certain amounts included in prior years' consolidated balance sheet and the consolidated statements of operations and cash flows have been reclassified to conform to the current year's presentation. These reclassifications had no effect on reported total assets, liabilities, stockholders' equity, or net income.

25. SUBSEQUENT EVENTS

1.	On January 12, 2007, the Company issued 1,400,000 shares of common stocks to its employees under the 2005 Non-Qualified Stock Compensation Plan (see Note 16).

2.
On March 28, 2007, Daiying, and Shaanxi Yangling Daiying Biotech Research Institute, a research institute (“Institute”), entered into an Entrusting Agreement (the “Entrusting Agreement”) with respect to the commercialization of an Emergency Haemostatic Patch developed by the Institute.

Pursuant to the Entrusting Agreement, Daiying agreed to register the Emergency Haemostatic Patch (“Patch”) with the State Food and Drug Administration which is developed and patented in the PRC by the Institute. All expenses associated with the registration process incurred by Daiying would be paid by the Institute. In addition, Daiying has been granted the right to purchase no less than 20% of the equity interest of a new company that is being set up to market and distribute the Patch before September 30, 2007, or purchase the equity interest of the new company proportionally thereafter.

3.	On March 30, 2007, the Company issued 10,000,000 shares of its common stock to convert the indebtedness owed to related parties of $1.0 million to equity, at a price of $0.1 per share.