Form 10QSB
period 2007-05-15
Worldwide Biotech & Pharmaceutical CO
filed 2007-05-15
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934:

For the transition period from______ to _______

01-06914
Commission File Number

Worldwide Biotech & Pharmaceutical Company
(Name of small business issuer in its charter)

Delaware
(State or other jurisdiction of Incorporation)

59-0950777
(IRS Employer Identification Number)

4 Fenghui South Road, 15th Floor, A10-11501
Jie Zuo Mansion, Xi’an, Shaanxi, P.R. China 710075
(Address of principal executive offices)

86-29-88193339
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2007, there were 42,515,653 shares of the common stock issued and outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$126,397
Accounts receivable, net	81,958
Inventories, net	290,358
Prepayments and other receivables	118,880
Total current assets	617,593

Non-current assets:
Property, plant and equipment, net	5,333,398
Intangible assets, net	17,467
Land use right, net	710,621
Total non-current assets	6,061,486

TOTAL ASSETS	$6,679,079

CURRENT LIABILITIES
Current liabilities:
Accounts payable	$298,820
Short-term bank loans	1,062,400
Current portion of mortgages payable	33,307
Note payable - stockholder	660,378
Due to related parties	1,405,632
Accrued liabilities and other payables	1,218,315
Total current liabilities	4,678,852

Non-current liabilities:
Mortgages payable, less current portion	207,634
Long-term bank loans	1,280,000
Total non-current liabilities	1,487,634

TOTAL LIABILITIES	6,166,486

Minority interests	296,698

Stockholders’ equity:
Common stock, $0.001 par value; 90,000,000 shares authorized; 42,515,653 shares issued and outstanding	42,516
Additional paid-in capital	12,121,558
Deferred compensation	(175,500)
Accumulated other comprehensive income:
- Foreign currency translation gain	65,707
Accumulated deficit	(11,838,386)
Total stockholders’ equity	215,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,679,079

See accompanying notes to condensed consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)
	Three Months Ended March 31,
	2007	2006

NET REVENUES	$21,762	$111,321

COST OF REVENUES	18,820	106,017

GROSS PROFIT	2,942	5,304

OPERATING EXPENSES:
Research and development	--	14,292
Professional fees	15,000	80,437
Stock-based compensation	199,500	349,500
Selling expense	6,687	12,371
General and administrative	259,138	167,682
Total operating expenses	480,325	624,282

LOSS FROM OPERATIONS	(477,383)	(618,978)

OTHER INCOME (EXPENSES):
Interest income	--	74
Interest expense	(50,671)	(79,489)
Other income	2,276	15,084
Realized gain on sale of marketable securities	19,509	-
Total other expenses	(28,886)	(64,331)

LOSS BEFORE INCOME TAXES AND MINORITY INTERESTS	(506,269)	(683,309)

Income tax expense	--	--
Minority interests	83,306	20,213

NET LOSS	$(422,963)	$(663,096)

Other comprehensive income:
- Change in unrealized gain on marketable securities	--	34,487
- Foreign currency translation gain	27,518	14,061

COMPREHENSIVE LOSS	$(395,445)	$(614,548)

Net loss per share - Basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the period - Basic and diluted	42,515,653	40,209,640

See accompanying notes to condensed consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(422,963)	$(663,096)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	105,053	83,606
Allowance for doubtful accounts	84,346	--
Stock-based compensation	199,500	349,500
Gain on sale of marketable securities	(19,509)	--
Minority interests	(83,306)	(20,213)
Changes in operating assets and liabilities:
Accounts receivable	247	(43,313)
Inventories	(10,070)	(49,049)
Prepayments and other receivables	70,221	36,691
Accounts payable	(29,493)	(148,596)
Accrued liabilities and other payable	149,448	79,379
Net cash provided by (used in) operating activities	43,474	(375,091)

Cash flows from investing activities:
Cash paid for acquisition of Ze An, net of cash acquired	--	(424,115)
Acquisition of Hua Yang	--	13,745
Proceeds from sale of marketable securities, net of expenses	172,857	--
Purchase of plant and equipment	(167,139)	(8,731)
Net cash provided by (used in) investing activities	5,718	(419,101)

Cash flows from financing activities:
Payments on note payable - stockholder	--	424,115
Proceeds from loan from related parties	--	381,492
Payments on loan to related parties	(63,087)	--
Payments on mortgages payable	(4,546)	(7,732)
Net cash (used in) provided by financing activities	(67,633)	797,875

Foreign currency translation adjustment	27,518	(506)

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,077	3,177

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	117,320	94,570

CASH AND CASH EQUIVALENTS, END OF PERIOD	$126,397	$97,747

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$--	$--
Cash paid for interest expenses	$--	$78,453

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Debt-to-equity conversion	$1,000,000	$--

See accompanying notes to condensed consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2006.

NOTE 2 ORGANIZATION AND BUSINESS BACKGROUND

Worldwide Biotech & Pharmaceuticals Company, (“Worldwide” or the “Company”) was incorporated in Delaware in 1961. Pursuant to an Agreement and Plan of Reorganization of April 20, 2004, as amended on August 3, 2004 and effective on December 16, 2004, the Company issued 33,600,000 shares of common stock to exchange for the entire registered capital of Yangling Daiying Biotech & Pharmaceutical Group Co. Ltd (“Daiying”) (formerly known as Yangling Daiying Biological Engineering Co., Ltd.). The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of Worldwide whereby Daiying is deemed to be the accounting acquirer (legal acquiree) and Worldwide to be the accounting acquiree (legal acquirer). The accompanying condensed consolidated financial statements are in substance those of Daiying, with the assets and liabilities, and revenues and expenses, of Worldwide being included effective from the date of the stock exchange transaction. After the recapitalization, the former stockholders of Worldwide retained 1,057,102 shares of common stock or approximately 5% of the outstanding shares of common stock. Additionally, as part of the plan of reorganization, Worldwide, whose former name was Sun City Industries, Inc., amended its Articles of Incorporation, and changed its name to its current name.

Daiying was incorporated on November 26, 2001 in Shaanxi Province, the People’s Republic of China (the “PRC”). Its principal business activities are to develop and market of viruses/viral vectors, external diagnostic reagents, prophylactic vaccines for humans, and oral solid dosage forms of traditional Chinese medicine products.

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

On December 27, 2005, Glory Dragon incorporated the Shaanxi Allied Shine International Investment Management Consulting Ltd. (“Shaanxi Allied”) in Shaanxi province, the PRC. Shaanxi Allied is registered as a wholly-owned foreign enterprise in the PRC. Pursuant to Interest Transfer Agreements between Daiying’s shareholders and Shaanxi Allied dated on December 27, 2005, the shareholders of Daiying agreed to transfer all of their shares of Daiying to Shaanxi Allied. Worldwide then transferred its ownership in Daiying to Shaanxi Allied.

On January 19, 2006, Worldwide, through Daiying entered into a Reorganization Agreements with Hunan Hua Yang Pharmaceutical Co. Ltd. (“Hua Yang”) and its shareholders to acquire 51% of registered capital of Hua Yang in exchange for 482,800 shares of its common stock. Hua Yang was incorporated as a limited company on June 22, 1999 in Hunan Province, the PRC, engages in developing, manufacturing and marketing of synthetic chemical medicine, antibiotics, immune vaccine and nutrient supplements.

Also on January 19, 2006, Worldwide, through Daiying entered into a Reorganization Agreements with Hunan Ze An Pharmaceutical Co. Ltd. (“Ze An”) and its shareholders to acquire 65% of the registered capital of Ze An at a consideration of $552,200. The consideration was settled partially by cash (RMB 3,400,000 or $410,760) together with the issuance of 217,600 of shares of common stock of Worldwide. Ze An was incorporated as a limited liability company on February 2000 in Hunan Province, the PRC, engages in developing, manufacturing and marketing essential traditional Chinese medicine, organic herbal medicine, and neutraceutical products.

On December 18, 2006, the Company approved the Consolidation and the Reorganization Agreement (“Agreement”) whereas Hua Yang merged with Ze An as a combined entity. At the same date, Daiying acquired 15% of equity interest of Ze An in exchange for a loan payable to Mr. Zhongyu Lu, the former owners of Ze An, of $172,954 (equivalent to RMB1,351,200). The loan payable included the principal of $153,600 and accrued interest of $19,354 based on interest rate of 6.3% in the term of 2 years and was due 2 years from December 5, 2005. Pursuant to the Agreement, the name of the combined entity that will survive the merger of these two subsidiaries is known as Hunan Hua Yang Pharmaceutical Co., Ltd. (“Hunan Hua Yang”), registered in Hunan Province, the PRC.

Worldwide, Glory Dragon, Shaanxi Allied, Daiying, Shaanxi, Hunan Hua Yang are collectively known as (the “Company”) in these condensed consolidated financial statements.

NOTE 3 GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2007, the Company had a negative working capital of $4,061,259 and an accumulated deficit of $11,838,386. Additionally, the Company has incurred losses over the past several years. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; (b) launch of new products and (c) consummating the disposal of an investment. Also, the management had converted $1,000,000 worth of the amount due to related parties from debt to equity, as more fully explained in note 13, which reduced the repayment to related parties and improved cash flow from financing activities, thereby improving the liquidity of the Company. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2007. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the period reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of Worldwide and its subsidiaries.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; has the power to govern the financial and operating policies; to appoint or remove the majority of the members of the board of directors; or to cast majority of votes at the meeting of directors.

●	Accounts receivable, net
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

●	Inventories, net

Inventories include material, labor and factory overhead and are stated at lower of cost or market value, cost being determined on a weighted average method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

●	Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Depreciable life
Buildings and improvements	20 years
Office furniture and equipment	5 - 8 years
Motor vehicles	8 years

Expenditure for maintenance and repairs is expensed as incurred.

●	Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

●	Revenue recognition

Sales revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of products at a specified price and considers delivery to have occurred when the customer takes possession of the products. The net sales incorporate offsets for discounts, sales taxes and sales returns. Revenue is recognized upon delivery, risk and ownership of the title is transferred and a reserve for sales returns is recorded even though invoicing may not be completed. The Company has demonstrated the ability to make reasonable and reliable estimates of products returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists”.

●	Cost of revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products and the provision of services.

●	Income taxes

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and as interpreted by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods”. The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to the Company’s best current estimate.

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

●	Comprehensive (loss) income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive (loss) income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive (loss) income consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Net loss per share

The Company calculates net loss per share in accordance with SFAS No. 128, “Earnings per Share”. Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Foreign currencies translation

The reporting currency of the Company is the United States dollar (“U.S. dollars”). Transactions denominated in currencies other than U.S. dollar at the average rate for the period. Monetary assets and liabilities denominated in currencies other than U.S. dollar are translated into U.S. dollar at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in the other expenses in the condensed consolidated statement of operation and comprehensive income.

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

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Segment reporting

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

●	Fair value of financial instruments

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

The Company’s financial instruments primarily consist of cash, accounts receivable, market securities, inventories, prepayments and other receivables, accounts payable, short-term bank loans, short-term related party borrowings and accrued liabilities and other payables.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

●	Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements.

NOTE 5  ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

March 31, 2007

Accounts receivable, cost	$399,362
Less: allowance for doubtful accounts	(317,404)

Accounts receivable, net	$81,958

For the three months ended March 31, 2007, the Company recorded an additional allowance for doubtful accounts of $84,346 which amount has been charged to bad debt expense.

NOTE 6 INVENTORIES, NET

March 31, 2007

Raw materials	$370,582
Work in progress	150,205
Finished goods	55,848
576,635

Less: allowance for obsolescence	(286,277)

Inventories, net	$290,358

For the three months ended March 31, 2007 and 2006, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

NOTE 7  PREPAYMENTS AND OTHER RECEIVABLES

March 31, 2007

Purchase deposits	$61,044
Value-added taxes receivable	7,817
Advances to employees	45,364
Prepaid expenses	4,655

$118,880

The advances to employees are unsecured, non-interest bearing and with a repayment term of less than one year.

NOTE 8 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

March 31, 2007

Buildings and improvements	$4,390,080
Plant and equipment	953,293
Motor vehicles	169,016
Construction in progress	511,140
6,023,529

Less: accumulated depreciation	(690,131)

Property, plant and equipment, net	$5,333,398

Depreciation expenses for the three months ended March 31, 2007 and 2006 was $95,036 and $76,578.

As of March 31, 2007, certain properties with a combined net book value of $1,545,981 were pledged as security in connection with outstanding loan facilities, respectively.

NOTE 9 DUE TO RELATED PARTIES

The chief executive officers and a stockholder advanced funds to the Company for its working capital. These advances were unsecured, due on demand and non-interest bearing.

NOTE 10  ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables as of March 31, 2007 consist of the followings:

March 31, 2007

Other taxes payable	$12,655
Customer deposits	69,190
Accrued expenses	162,450
Salaries and benefits payable	69,763
Equipment payable	17,387
Construction payable	783,585
Other payable	103,285
$1,218,315

NOTE 11  COMMON STOCK

On March 31, 2007, the Company approved the issuance of 10,000,000 shares of its common stock to convert the amounts due to related parties of $1,000,000 to equity, using the fair value of the Company’s common stock on the conversion date, at a price of $0.10 per share. As of March 31, 2007, these 10,000,000 shares of common stock were not issued.

NOTE 12  CONCENTRATION AND RISK

(a) Major customers and vendors

For the three months ended March 31, 2007 and 2006, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC and there are no customers and vendors who account for 10% or more of revenues and purchases.

(b) Credit risk

No financial instruments that potentially subject the Company to significant concentrations of credit risk. Concentrations of credit risk are limited due to the Company’s large number of transactions are on the cash basis.

NOTE 13  COMMITMENT AND CONTINGENCIES

The Company leases an office premise under a non-cancelable operating lease on a monthly basis. Costs incurred under this operating lease are recorded as rental expense and totaled approximately $663 and $394 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 14  SUBSEQUENT EVENT

10 million shares of common stock of the Company will be issued to three note holders in a transaction that is exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended. The note holders acquired the $1.0 million indebtedness from a related party and are exchanging the debt for stock, which stock amounts to 18.5% of the 53,919,653 issued and outstanding shares of common stock after taking the issuance into account.

Item 2. Management’s Discussion and Analysis or Plan of Operation

A.	PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following analysis of the Company’s results of operations and financial condition should be read in conjunction with the financial statements of Worldwide Biotech & Pharmaceutical Company for the year ended December 31, 2006 and notes thereto contained in Report on Form 10-KSB of Worldwide Biotech & Pharmaceutical Company as filed with the Securities and Exchange Commission.

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

The Company was incorporated in Delaware and was founded in 1961. On Dec. 16, 2004, through a Reorganization Agreement, the Company reorganized with Yangling Daiying Biotech & Pharmaceutical Group Co., Ltd. (“Daiying”), located at Yangling High-tech Agricultural Demonstration Zone, P.R. China. The Company operates its business mainly through its wholly-owned subsidiary, Daiying and its subsidiaries in P.R. China. The Company focuses on research & development, manufacture and distribution of in vitro diagnostics, human vaccine, biomedicines, traditional Chinese medicines, synthetic medicines and medical devices with frontier technologies and great potentials.

Summary of research

As a biotech-focused company, we have made significant progress on our HCV research pipelines. We were able to successfully set up the in vitro intact HCV virus culturing system which could continuously replicate the HCV virus in vitro and we are the first entity in the world to break this bottleneck in the HCV research field. Secondly, we have developed a new generation of HCV diagnostic reagents which has been fully approved for production and free sales by SFDA in China in 2006. We have also fully established a high-throughput anti-HCV medicine screening system and started screening anti - HCV medicines. We expect to get one or two new anti-HCV leads in the next two years if we can raise enough capital funding for our research. We are actively developing HCV human vaccine and by the end of year 2006, we have successfully created two replication-deficient HCV strains which could induce high immune responses in rabbit test subjects. We are now optimizing large-quantity purification methods for replication-deficient HCV virus and setting up ideal animal models for efficacy and safety studies of HCV human vaccine. Meanwhile, we will actively seek new collaboration opportunities and promising research projects. The progress on our research projects depend on our ability to raise enough funding in the following year.

Corporate Events and Accomplishments

Our growth and development as a business enterprise has been marked by a number of significant corporate events. Daiying acquired Hunan Hua Yang Pharmaceutical Co., Ltd. (Hua Yang) and Hunan Ze An Pharmaceutical Company on January 19, 2006. On December 18, 2006. Hua Yang acquired Ze An as part of a plan of consolidation, and, as a result of the consolidation, Daiying acquired 67.3% of the share capital of Hua Yang. The purpose of the plan of consolidation was to optimize capital resources and to diminish operational costs and management costs at the two subsidiaries.

With the completion of these reorganization transactions, the Company now owns two manufacturing facilities: the research and manufacturing headquarters of the Company, Daiying, is located at Yangling Hi-tech Demonstration Zone. It has purchased 35,940 m2 of land and constructed a 5,359 m2 fully equipped manufacturing facility. It owns 6 traditional Chinese medicines and HCV in vitro diagnostics which have National Drug Production Licenses from SFDA. Hua Yang occupies 51,640 m2 land with GMP-compliant constructed area of 13,093 m2. It currently owns 29 medicines with National Drug Production Licenses and 6 functional foods with National Food Production Licenses from SFDA.

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

The Company, in order to continue its research on HCV product development and facilitate the transition from a Company focused on research and development to a company engaged in both research and commercialization of new medical products will be dependent upon its ability to raise additional capital during the next twelve months. In the case that the Company does not meet its fundraising goal in the year 2007, the above research projects will be delayed and production might not meet the market demand for the Company’s new product.

The following analysis shows the selected unaudited consolidated statement of operations data of the Company for the three month period ended March 31, 2007 and March 31, 2006.

Results of operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006

Revenues

For the three months ended March 31, 2007, our revenues were $21,762 as compared to $111,321 for the three months ended March 31, 2006, a decrease of $89,559. We attribute this decrease in net revenues to the efforts to meet the new regulations from SFDA and extended Spring Festival Holidays in February of 2007.

Cost of Sales and Gross Profit

For the three months ended March 31, 2007, cost of sales amounted to $18,820 as compared to cost of sales of $106,017 for the three months ended March 31, 2006. Gross profit for the three months ended March 31, 2007 was $2,942 or 13.5% of revenues, as compared to $5,304 for the three months ended March 31, 2006.

Operating Expenses

For the three months ended March 31, 2007, total operating expenses were $480,325 as compared to $624,282 for the three months ended March 31, 2006, a decrease of $143,957, or approximately 23.1%.

Included in this decrease was:

●
For the three months ended March 31, 2007, we incurred selling expense of $6,687 compared to $12,371 for the three months ended March 31, 2006. The increase was due to a decrease of sales activities in the first quarter of year 2007.

●
For the three months ended March 31, 2007, we incurred research and development expense of $0 compared to $14,292 for the three months ended March 31, 2006, a decrease of $14,292. The decrease was due to the low cash flow of the Company.

●
For the three months ended March 31, 2007, we incurred professional fees of $15,000 as compared to $80,437 for the three months ended March 31, 2006. The decrease was due to the delay of receiving invoices from professionals.

●
Stock-based compensation expense decreased to $199,500 for the three months ended March 31, 2007 from $349,500 for the three months ended March 31, 2006. The decrease in stock-based compensation expense was attributable to the reduction of amortization of deferred compensation.

●
For the three months ended March 31, 2007, general and administrative expenses were $259,138 as compared to $167,682 for the three months ended March 31, 2006, an increase of $91,456, or approximately 54.5%. In the 2007 period, we incurred additional administrative expenses due to the reorganization of two pharmaceutical companies, Ze An and Hua Yang.

For the three months ended March 31, 2007, interest expense was $50,671 as compared to $79,489 for the three months ended March 31, 2006 and was related to a decrease in borrowings. For the three months ended March 31, 2007, other income was $2,276 as compared to $15,084 for the three months ended March 31, 2006. For the three months ended March 31, 2007, the Company realized a gain on sale of marketable securities of $19,509 compared to $0 for the same period in 2006.

As a result of these factors, the Company reported a net loss of $422,963 or $0.01 per share for the three months ended March 31, 2007, as compared to a net loss of $663,096 or $0.02 per share for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had cash and cash equivalents of $126,397.

Net cash provided by operating activities for the three months ended March 31, 2007 was $43,474 as compared to net cash used in operating activities of $375,091 for the three months ended March 31, 2006. For the three months ended March 31, 2007, we used cash to fund our loss of $422,963 and to fund our inventories of $10,070, accounts payable of $29,493, and received accounts receivable of $247, prepayments and other current assets of $70,221, accrued liabilities and other payable of $149,448, and by minority interests portion of non-majority owned subsidiaries losses, offset by non-cash items such as depreciation and amortization of $105,053, stock-based compensation of $199,500. For the three months ended March 31, 2006, we used cash to fund our loss of $663,096 and to fund accounts receivable of $43,313, inventories of $49,049 and accounts payable of $148,596. Offsetting these cash outflows were increases in accrued liabilities and other payables of $79,379 and prepayments and other current assets of $36,691, non-cash items such as depreciation and amortization of $83,606, stock-based compensation of $349,500.

The Registrant sold 10,000,000 shares (the “Shares”) of its common stock to the investors in a transaction intended to be exempt from the registration requirements imposed by the Securities Act, pursuant to Regulation S. The Shares were sold in exchange for the cancellation of $1.0 million of indebtedness owed to the investors which they acquired from Xi’An Jin Hao Sci-Tech Investment Management Co., Ltd., on of the company’s shareholders. This event should improve the liquidity of the Company as interest payments will no longer be due on this indebtedness.

Net cash provided by investing activities for the three months ended March 31, 2007 was $5,718 as compared to net cash used in investing activities for the three months ended March 31, 2006 of $419,101. For the three months ended March 31, 2007, we used cash of $167,139 for purchase of plant and equipment, received cash of $172,857 from the sale of marketable securities. For the three months ended March 31, 2006, we used cash for acquisition of $424,115 and for purchase of plant and equipment of $8,731, received cash of $13,745 from acquisition of Hua Yang.

Net cash used in financing activities for the three months ended March 31, 2007 was $67,633 as compared to net cash provided by financing activities for the three months ended March 31, 2006 of $797,875. For the three months ended March 31, 2007, the Company use cash of $63,087 for the payments on loan to related parties, $4,546 for the payments on mortgages payable. For the three months ended March 31, 2006, the Company received $424,115 from stockholders and $381,492 from loan from related parties, offset by the repayment of mortgages payable of $7,732.

Overall, we have funded our cash needs for the three months ended March 31, 2007 with a series of debt and equity transactions, primarily with related parties. On March 31, 2007, we have issued 10,000,000 shares of common stock at a price of $0.1 per share to convert into 1 million of indebtness to related parties. This debt-to-equity transaction reduced the repayment to related parties and improved cash flow from financing activities.

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

(b)	Increase marketing activities and sales:

As a results of the significant efforts of marketing in year 2006, we have already signed purchase contracts with our sub-distributors with up to 4,860,000 Renminbi (that is approximately $628,719 with the current exchange rate at 1 US dollars for 7.73 Renminbi) purchase orders of our products at the time of reporting this memorandum. We expect our revenue for the year end on Dec. 31, 2007 will be increased.

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

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements for the period ending March 31, 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2007, the Company issued 10,000,000 shares of its common stock to convert the indebtedness owed to related parties of $1.0 million to equity, at a price of $0.1 per share. The shares were issued in reliance on an exemption from registration provided by Regulation S under the Securities Act.

Item 3. Submission of Matters to a Vote of Security Holders

None.

Item 4. Other Information

None.

Item 5. Exhibits

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

Worldwide Biotech & Pharmaceutical Company

Date: May 15, 2007	/s/ Wenxia Guo
Wenxia Guo
Chief Executive Officer, Director
(Principal Executive Officer)

Date: May 15, 2007	/s/ Peiyi Tian
Peiyi Tian
VP, Treasurer, CFO, Director
(Principal Financial and Accounting Officer)

Date: May 15, 2007	/s/ Huimin Zhang
Huimin Zhang
Director