Form 10QSB
period 2007-06-30
Worldwide Biotech & Pharmaceutical CO
filed 2007-08-20
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended June 30, 2007

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
Jie Zuo Mansion, Xi'an, Shaanxi, P.R. China 710075
(Address of principal executive offices)

86-29-88193339
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of August 17, there were 53,915,653 shares of the common stock issued and outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one):    Yes ☐ No   ☒

Transitional Small Business Disclosure Format (check one):  Yes ☐ No   ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WORLDWIDE BIOTECH AND PHARMACEUTICAL COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(UNAUDITED)

WORLDWIDE BIOTECH PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
 (UNAUDITED)

June 30, 2007

ASSETS

CURRENT ASSETS:
Cash	$96,198
Accounts receivable, net of allowance for doubtful accounts of	140,374
Inventories	282,871
Prepayments and other current assets	120,988

Total Current Assets	640,431

PROPERTY AND EQUIPMENT - Net	5,196,498

LICENSES, net	18,284

LAND USE RIGHTS, net	688,818

Total Assets	$6,544,031

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loan payable	$618,461
Note payable	174,097
Current maturities of mortgages payable	33,053
Note payable - bank	1,288,461
Accounts payable	391,136
Due to related parties	3,020,454
Other current liabilities	497,196

Total Current Liabilities	6,022,858

MORTGAGES PAYABLE, net of current maturities	181,229

MINORITY INTEREST	328,846

Total Liabilities	6,532,933

STOCKHOLDERS' EQUITY:
Common stock $.001 par value; 90,000,000 shares authorized; 53,915,653 shares issued and outstanding	53,916
Additional paid-in capital	12,320,158
Accumulated deficit	(12,379,806)
Accumulated other comprehensive loss:
Foreign currency translation gain	16,830

Total Stockholders' Equity	11,098

Total Liabilities and Stockholders' Equity	$6,544,031

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

NET REVENUES	$121,779	$91,312	$143,541	$202,633

COST OF GOODS SOLD	104,326	78,074	123,146	184,091

GROSS PROFIT	17,453	13,238	20,395	18,542

OPERATING EXPENSES:
Selling expenses	7,978	34,493	14,665	46,864
Research and development	48,475	15,036	48,475	29,328
Professional fees	(10,907)	21,312	4,093	101,749
Stock-based compensation	385,500	249,500	585,000	599,000
General and administrative	58,960	194,012	318,098	361,694

Total Operating Expenses	490,006	514,353	970,331	1,138,635

LOSS FROM OPERATIONS	(472,553)	(501,115)	(949,936)	(1,120,093)

OTHER INCOME (EXPENSE):
Interest income	-	43	-	117
Interest expense	(40,919)	(62,429)	(91,590)	(141,918)
Other income (expense)	(2,276)	(412)	-	14,672
Realized gain on sale of marketable securities	3,535	-	23,044	-

Total Other Income (Expenses)	(39,660)	(62,798)	(68,546)	(127,129)

LOSS BEFORE MINORITY INTEREST	(512,213)	(563,913)	(1,018,482)	(1,247,222)

MINORITY INTEREST	29,334	(135,842)	(53,972)	(135,842)

NET LOSS	(541,547)	(428,071)	(964,510)	(1,111,380)

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on marketable securities	-	242,932	32,793	277,419
Foreign currency translation gain	(4,020)	374	(21,361)	14,435

COMPREHENSIVE LOSS	$(545,567)	$(184,765)	$(953,078)	$(819,526)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted Common Shares Outstanding - basic and diluted	53,915,653	40,357,502	48,850,833	40,283,979

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months ended June 30,
	2007			2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(464,072)	$--	$(964,510)	$(1,111,380)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	135,455		135,455	192,820
Stock-based compensation	-		585,000	599,000
Minority interest	(53,972)		(53,972)	(135,842)
Gain on sale of marketable securities	(23,044)		(23,044)	-
Changes in assets and liabilities:
Accounts receivable	27,278		27,278	(29,540)
Inventories	(731)		(731)	(75,042)
Prepayments and other current assets	69,363		69,363	8,927
Accounts payable	60,653		60,653	(85,631)
Other current liabilities	(593,068)	-	(678,068)	(10,863)

NET CASH USED IN OPERATING ACTIVITIES	(842,138)	-	(842,576)	(647,551)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	160,017		160,017	-
Cash used for business acquisitions	-		-	(425,303)
Cash received from business acquisitions	-		-	13,784
Purchase of property and equipment	-	-	-	(14,382)

NET CASH USED IN INVESTING ACTIVITIES	160,017	-	160,017	(425,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	-		-	600,428
Payments on loan payable	(450,961)		(450,961)	(625,446)
Proceeds from note payable - stockholder	505,334		505,334	425,303
Payments on mortgages payable	(32,829)		(32,829)	(17,501)
Proceeds from stockholders/officers	636,099		636,099	685,544

NET CASH PROVIDED BY FINANCING ACTIVITIES	657,643	-	657,643	1,068,328

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,794	-	3,794	(65)

NET DECREASE IN CASH	(20,684)	-	(21,122)	(5,189)

CASH at beginning of period	115,019	-	117,320	94,570

CASH at end of period	$94,335	$-	$96,198	$89,381

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$200,801	$--	$200,801	$139,407

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Issuance of common stock for debt conversion	$1,000,000	$--	$1,000,000	$-

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(UNAUDITED)

Note 1 - Organization and operations

Worldwide Biotech & Pharmaceuticals Company, (“Worldwide” or the “Company”) was incorporated in Delaware in 1961. In the fourth quarter of 2005, the Company commenced revenue producing operations.

On April 20, 2004, as amended on August 3, 2004 and effective December 16, 2004, under an Agreement and Plan of Reorganization, the Company issued 33,600,000 shares of the Company's common stock for the acquisition of all of the outstanding capital stock of Yangling Daiying Biological Engineering Co., Ltd. (“Daiying”). For financial accounting purposes, the exchange of stock has been treated as a recapitalization of Worldwide with the former shareholders of the Company retaining 1,057,102 or approximately 5% of the outstanding stock. Additionally, as part of the Merger, the Company, whose former name was Sun City Industries, Inc., amended its Articles of Incorporation, and changed its name to Worldwide Biotech & Pharmaceuticals Company.

Daiying was incorporated on November 26, 2001 in Shaanxi Province, the People's Republic of China (the “PRC”). Its principal business activities are to develop and market viruses/viral vectors, external diagnostic reagents, prophylactic vaccines for humans, and oral solid dosage forms of traditional Chinese medicine products.

On March 7, 2005, Daiying formed Shaanxi Daiying Medicine Distribution Co., Ltd. (“Shaanxi”) with a stockholder of the Company, in which Daiying holds a 90% interest. The stockholder’s contribution for its 10% interest was Reminbi (“RMB”) 500,000 (equivalent to US$61,956 at December 31, 2005), which has been reduced by its proportional share of Shaanxi’s loss from inception-to-date. Shaanxi’s principal business activities are trading of medicine products.

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

On January 19, 2006, Worldwide by and through its wholly owned subsidiary, Daiying, entered into a Reorganization Agreement with Hunan Hua Yang Pharmaceutical Co. Ltd. (“Hua Yang”) and its shareholders. Pursuant to this agreement, the Company issued 482,800 shares of its common stock to the shareholders of Hua Yang to acquire 51%. Hua Yang incorporated on June 22, 1999 in Hunan Province, China, engages in developing, manufacturing and marketing synthetic chemical medicine, antibiotics, immune vaccine and nutrient supplements.

Also on January 19, 2006, Daiying entered into a Reorganization Agreement with Hunan Ze An Pharmaceutical Co. Ltd. (“Ze An”) and its shareholders.  Daiying paid RMB3,400,000 (equivalent to US$424,115 at March 31, 2006) and 217,600 shares of common stock of Worldwide for 65% of Ze An. Ze An was incorporated in February 2000 in Hunan Province, China, and engages in developing, manufacturing and marketing essential traditional Chinese medicine, organic herbal medicine, and neutraceutical products.

On December 18, 2006, Daiying, Mr. Aibin Chen and Mr. Zuobin Li, minority shareholders of Ze An and Hua Yang, entered into a Consolidation and Reorganization Agreement (“Consolidation”). Pursuant to the Consolidation, Ze An merged into Hua Yang with Hua Yang as the surviving entity. In addition, as part of the Consolidation, Daiying acquired a 15% equity interest in Ze An for a note payable to Mr. Zhongyu Lu, a former shareholder of Ze An, of RMB1,351,200 (equivalent to $172,954 at December 31, 2006). The note included the principal of RMB1.2 million (equivalent to $153,600 at December 31, 2006) and accrued interest of RMB151,200 (equivalent to $19,354 at December 31, 2006) based on an interest rate of 6.3% per annum with both principal and interest due December 4, 2007. Hua Yang assumed all assets and liabilities of Ze An.

Note 2 - Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2006 and notes thereto contained in the Report on Form 10-KSB of the Company as filed with the United States Securities and Exchange Commission (the “Commission”) on April 6, 2007. Interim results are not necessarily indicative of the results for the full year.

The consolidated financial statements include all the accounts of Worldwide Biotech & Pharmaceutical Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(UNAUDITED)

Summary of significant accounting policies

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Significant estimates include the estimated useful lives of property, plant and equipment and intangible assets. Actual results could differ from those estimates.

Inventories

The Company values inventories, consisting of finished goods, work in progress and raw materials, at the lower of cost or market.  Cost is determined on the weighted average cost method.

Revenue recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and the likelihood of collection is reasonably assured. Persuasive evidence of an arrangement is demonstrated via invoice to the customer; product delivery is evidenced by the warehouse shipping log as well as a signed bill of lading from the trucking company and no product return is allowed except for defective or damaged products; the sales price to the customer is fixed upon acceptance of the purchase order; and there are no separate sales rebates, discounts, or volume incentives.  The Company manufactures and distributes traditional Chinese medicine, including drink tablets, synthetic medicine, antibiotics, biotech medicine and biotech reagents; wholesale Class II medical devices, Class III medical devices, including but not limited to, medical sewing materials and bond, medical high molecular materials and products, and disposable sterile medical devices.  The majority of the Company's revenue derives from sales contracts with distributors. The Company sells certain products to certain customers on a consignment basis. The Company records revenue for consignment transactions when the consignee sells the product to the end users.

Impact of New Accounting Standards

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In September 2006, FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (SFAS 158) .  SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(UNAUDITED)

Note 3 – Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $11,838,386 and a working capital deficiency of $4,061,259 at June 30, 2007 and had a net loss from operations and cash used in operations of $3,154,234 and $1,432,370 for the six months ended June 30, 2007, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to increase sales, the Company’s cash position may not be sufficient to support the Company’s daily operations.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

Note 4 - Inventories

Raw materials	$160.087
Work in process	33,233
Finished goods	89,551

$282,871

Note 5 - Loan payable

Loan payable is collateralized by all of the Hua Yang’s equipment, buildings and land use rights, payable to a financial institution, with interest at 6.696% per annum payable monthly, with principal due May 27, 2007. The loan is currently past due. Total amount of the default was RMB4,834,560 (equivalent to $622,914 at June 30, 2007) including RMB4,800,000 ($618,461) in principal and $4,453 in interest as of June 30, 2007.

Note 6 - Note payable – bank

Note payable - bank is collateralized by all of the Hua Yang’s equipment, buildings and land use rights, and is a long-term note payable to the same financial institution, with interest at 6.696% per annum payable monthly, with $644,230 due April 29, 2007 and $644,231 due April 27, 2008. The note is currently past due for the first principal payment due on April 29, 2007. Total amount of the default was RMB5.0 million (equivalent to $644,230 at June 30, 2007) including $644,230 in principal and $0 in interest as of June 30, 2007.

Note 7 - Related party transactions

(i) Due to related parties

The chief executive officer and a stockholder advanced funds to the Company for its working capital. These advances were unsecured, due on demand and non-interest bearing.

(ii) Conversion of debt to shares of common stock

On March 31, 2007, Xi'An Jin Hao Sci-Tech Investment Management Co., Ltd. (formerly Xi'An Jin You Sci-Tech Investment Management Co., Ltd.) (“Jin Hao”), a stockholder of the Company converted RMB7.73 million (equivalent to $1 million at the conversion date) debt to 10,000,000 shares of the Company’s common stock at $0.10 per share, the closing price of the Company's common stock on the conversion date (See Note 8 (ii)).

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(UNAUDITED)

Note 8 - Common stock

(i) Issuance of shares of common stock to employees

On January 12, 2007, the Company issued 1,400,000 shares of its common stock to three employees pursuant to the 2005 Non-Qualified Stock Compensation Plan. The Company valued the shares at $0.15 per share, the closing price of the Company’s common stock on the date of issuance and charged $210,000 to stock based compensations.

(ii) Conversion of debt to shares of common stock

On March 31, 2007, Xi'An Jin Hao Sci-Tech Investment Management Co., Ltd. (formerly Xi'An Jin You Sci-Tech Investment Management Co., Ltd.) (“Jin Hao”), a stockholder of the Company converted RMB7.73 million (equivalent to $1 million at the conversion date) debt to 10,000,000 shares of the Company’s common stock at $0.10 per share, the close price of the Company’s common stock on the conversion date (See Note 7 (ii)).

 Item 2. Management's Discussion and Analysis or Plan of Operation

A.	PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following analysis of the Company's results of operations and financial condition should be read in conjunction with the financial statements of Worldwide Biotech & Pharmaceutical Company for the year ended December 31, 2006 and notes thereto contained in Report on Form 10-KSB of Worldwide Biotech & Pharmaceutical Company as filed with the Securities and Exchange Commission.

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

The Company was incorporated in Delaware in 1961. On Dec. 16, 2004, through a Reorganization Agreement, the Company reorganized with Yangling Daiying Biotech & Pharmaceutical Group Co., Ltd. (“Daiying”), located at Yangling High-tech Agricultural Demonstration Zone, P.R. China. The Company operates its business mainly through its wholly-owned subsidiary, Daiying and its subsidiaries in P.R. China. The Company focuses on research and development, manufacture and distribution of in vitro diagnostics, human vaccine, biomedicines, traditional Chinese medicines, synthetic medicines and medical devices with frontier technologies and great potentials.

Summary of research and development

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

Corporate events and accomplishments

Our growth and development as a business enterprise has been marked by a number of significant corporate events. Daiying acquired Hunan Hua Yang Pharmaceutical Co., Ltd. (Hua Yang) and Hunan Ze An Pharmaceutical Co., Ltd. (Ze An) on January 19, 2006. On December 18, 2006, Daiying, Mr. Aibin Chen and Mr. Zuobin Li, minority shareholders of Ze An and Hua Yang, entered into a Consolidation and Reorganization Agreement (“Consolidation”). Pursuant to the Consolidation Ze An merged into Hua Yang with Hua Yang as a surviving entity. In addition, as part of the Consolidation, Daiying acquired a 15% equity interest in Ze An for a note payable to Mr. Zhongyu Lu, a former shareholder of Ze An, of RMB1,351,200 (equivalent to $172,954 at December 31, 2006). The note included the principal of RMB1.2 million (equivalent to $153,600 at December 31, 2006) and accrued interest of RMB151,200 (equivalent to $19,354 at December 31, 2006) based on an interest rate of 6.3% per annum with both principal and interest due December 4, 2007. The purpose of the Consolidation was to optimize capital resources and to minimize operating expenses.

With the completion of these reorganization transactions, the Company now owns two manufacturing facilities: the research and development and manufacturing headquarters of the Company, Daiying, is located at Yangling Hi-tech Demonstration Zone, Shaanxi Province, PRC. Daiying purchased the right to use 35,940 square meters of land and constructed a 5,359 square meter fully equipped manufacturing facility. Daiying owns six (6) traditional Chinese medicines and HCV in vitro diagnostics which have National Drug Production Licenses from the China State Food and Drug Administration (“SFDA”). Hua Yang purchased the right to use 51,640 square meters of land with a GMP-compliant manufacturing facility of 13,093 square meters. Hua Yang owns 29 medicines with National Drug Production Licenses and six (6) functional foods with National Food Production Licenses from the SFDA.

In addition, the Company entered into a sole distribution agreement with TARAMEDIC.CORPORATION.BHD (TARAMEDIC), a Malaysian company, to distribute its Tara KLamp® Disposable Circumcision Device (“Tara KLamp”). TARAMEDIC owns patents for Tara KLamp in both Malaysia and China. Tara KLamp has been registered with the SFDA and sales began in 2006.

On March 28, 2007, Daiying, and Shaanxi Yangling Daiying Biotech Research Institute, a research institute (“Institute”), entered into an Entrusting Agreement (the “Entrusting Agreement”) with respect to the commercialization of an Emergency Haemostatic Patch developed and patented in PRC by the Institute. Pursuant to the Entrusting Agreement, Daiying agreed to register the Emergency Haemostatic Patch (“Patch”) with the State Food and Drug Administration. All expenses associated with the registration process incurred by Daiying would be paid by the Institute. In addition, Daiying has been granted the right to purchase no less than 20% of the equity of a new company that will be set up to market and distribute the Patch on or before September 30, 2007, or purchase the equity interest of the new company proportionally thereafter.

To continue its research and development on HCV product development and facilitate the transition from focusing on research and development to engaging in both research and commercialization of new medical products the Company may have to rely on its ability to raise additional capital during the next twelve months. In the case that the Company does not meet its fundraising goal in the year 2007, the above research projects will be delayed and production might not meet the market demand for the Company's new product.

The following analysis shows the selected unaudited consolidated statement of operations data of the Company for the six month period ended June 30, 2007 and June 30, 2006. The data should be read in conjunction with the unaudited consolidated financial statements of the Company for the six month period ended June 30, 2007 and June 30, 2006 and related notes thereto.

Results of operations for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006

Revenues

For the six months ended June 30, 2007, our revenues were $143,541 as compared to $202,633 for the six months ended June 30 2006, a decrease of $59,092. We attribute this decrease in net revenues to the efforts to meet the new regulations from the SFDA.

Cost of goods sold and Gross Profit

For the six months ended June 30, 2007, cost of goods sold amounted to $123,146 as compared to cost of sales of $184,091 for the six months ended June 30, 2006.  Gross profit for the six months ended June 30, 2007 was $20,395 or 14.2% of revenues, as compared to $18,542 or 9.2% of revenues for the six months ended June 30, 2006.

Operating Expenses

For the six months ended June 30, 2007, total operating expenses were $970,331 as compared to $1,138,635 for the six months ended June 30, 2006, a decrease of $168,304, or approximately (14.8%)..

Included in this decrease was:

•
For the six months ended June 30, 2007, we incurred selling expense of $14,665 compared to $46,864 for the six months ended June 30, 2006. The decrease was due to a decrease of sales activities in the first quarter of year 2007.

•
For the six months ended June 30, 2007, we incurred research and development expense of $48,475 compared to $29,328 for the six months ended June 30, 2006, an increase of $19,147 or 65.3%. The increase was due to the establishment of a high-throughput anti-HCV medicine screening system and the starting of screening anti-HCV medicines.

•
For the six months ended June 30, 2007, we incurred professional fees of $4,093 as compared to $101,749 for the six months ended June 30, 2006, a decrease of $97,656, or (96.0%). The decrease was due to the professional fees paid in connection with Hua Yang and Ze An acquisitions and the legal proceeding in 2006.

•
Stock-based compensation expense decreased to $585,000 for the six months ended June 30, 2007 from $599,000 for the six months ended June 30, 2006.  The decrease in stock-based compensation expense was attributable to the reduction of amortization of deferred compensation.

•
For the six months ended June 30, 2007, general and administrative expenses were $318,098 as compared to $361,694 for the six months ended June 30, 2006, a decrease of $43,596, or approximately (12.1%). The decrease was attributable to the consolidation of Hua Yang and Ze An that reduced certaing general and administrative expenses.

For the six months ended June 30, 2007, interest expense was $91,500 as compared to $141,918 for the six months ended June 30, 2006. We attribute the decrease to the retirement of a loan and the conversion of debt to shares of the Company’s common stock from a shareholder. For the six months ended June 30, 2007, other income was $0.00 as compared to $14,672 for the six months ended June 30, 2006.

As a result of these factors, The Company reported a net loss of $954,510 or $0.02 per share for the six months ended June 30, 2007, as compared to a net loss of $1,111,380 or $0.03 per share for the same period in 2006.

Results of Operations for the three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenues

For the three months ended June 30, 2007, our revenues were $121,779 as compared to $91,312 for the three months ended June 30 2006, an increase of $30,467. We attribute this increase in net revenues to the Company’s establishment of its drug-screening assay (based on its in vitro cell culture system), and initiated drug screening for anti-HCV therapeutics, to an increased marketing effort, to the gradual acceptance of Shaanxi distribution network and to revenues generated from Hua Yang, a majority owned subsidiary.

Cost of Sales and Gross Profit

For the three months ended June 30, 2007, cost of sales amounted to $104,326 as compared to cost of sales of $78,074 for the three months ended June 30, 2006.  Gross profit for the three months ended June 30, 2007 was $17,453, or 14.3% of revenues, as compared to $13,238, or 14.5% of revenues for the three months ended June 30, 2006.

Operating Expenses

For the three months ended June 30, 2007, total operating expenses were $490,006as compared to $514,353 for the three months ended June 30, 2006, a decrease of $24,347, or approximately (4.7%).

Included in this decrease was:

•
For the three months ended June 30, 2007, we incurred selling expense of $7,978 compared to $34,493 for the three months ended June 30, 2006. The decrease was due to the fact that we built our sales network during 2006 and maintenance cost in 2007 is at the minimum cost.

•
For the three months ended June 30, 2007, we incurred research and development cost of $48,475 compared to $15,036 for the three months ended June 30, 2006, an increase of $33,439. We attribute this increase to our increased research and development activities in 2007.

•
For the three months ended June 30, 2007, we incurred professional fees of $10,907 as compared to $21,312 for the three months ended June 30, 2006, a decrease of $32,219, or 151.2%.  The decrease was due to a decrease in amounts paid to various consultants and professionals related to our patents and related legal matters.

•
Stock-based compensation expense increased to $385,500 for the three months ended June 30, 2007 from $249,500 for the three months ended June 30, 2006. The increase was attributable to the issuance of shares to three (3) employees to reward their extraordinary contributions made to the COmpany.

•
For the three months ended June 30, 2007, general and administrative expenses were $58,960 as compared to $194,012 for the three months ended June 30, 2006, a decrease of $135,052, or approximately (69.6%). The decrease was attributable to the consolidation of Hua Yang and Ze An that reduced certaing general and administrative expenses.

For the three months ended June 30, 2007, interest expense was $40,919 as compared to $62,429 for the three months ended June 30, 2006. We attribute the decrease to the retirement of a loan and the conversion of debt to shares of the Company’s common stock from a shareholder. For the three months ended June 30, 2007, other income was $2,276 as compared to ($412) for the three months ended June 30, 2006.

As a result of these factors, The Company reported a net loss of $541,547 or $0.01 per share for the three months ended June 30, 2007, as compared to a net loss of $428,071 or $0.01 per share for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had cash and cash equivalents of $96,198.

Net cash used in operating activities for the six months ended June 30, 2007 was $842,448 as compared to net cash used in operating activities of $647,551 for the six months ended June 30, 2006.  For the six months ended June 30, 2007, we used cash to fund our loss of $964,510 and to fund our inventories of $731; accounts payable increased to $60,653, and received accounts receivable of $27,278, prepayments and other current assets of $69,363, accrued liabilities and other payable of $678,067, and by minority interest portion of non-majority owned subsidiaries’ losses, offset by non-cash items such as depreciation and amortization of $135,455, stock-based compensation of $585,000. For the six months ended June 30, 2006, we used cash to fund our loss of $1,111,380 and to fund accounts receivable of $29,540, inventories of $75,042, accounts payable and accrued expenses of $85,631, and other current liabilities of $10,863, increased by minority interests portion of non-majority owned subsidiaries losses, offset by non-cash items such as depreciation and amortization of $192,820, stock-based compensation of $599,000 and decreases in prepayments and other current assets of $8,927.

Net cash provided by investing activities for the six months ended June 30, 2007 was $160,017 as compared to net cash used in investing activities for the six months ended June 30, 2006 of $425,901. For the six months ended June 30, 2006, we used cash of $425,303 for business acquisitions, received cash of $13,784 from business acquisitions, and used cash for capital expenditures of $14,382.

Net cash provided by financing activities for the six months ended June 30, 2007 was $657,643 as compared to net cash provided by financing activities for the six months ended June 30, 2006 of $1,068,328.  For the six months ended June 30, 2007, the Company received $505,334 from a stockholder in the form of note payable and $636,099 from stockholders/officers; these were offset by the repayment of mortgages payable of $32,829 and payments on loans payable of $450,961. For the six months ended June 30, 2006, the Company received net proceeds of $600,428 from the proceeds of a loan, $425,303 from a stockholder in the form of note payable and $685,544 from stockholders/officers; these were offset by the repayment of mortgages payable of $17,501 and payments on loans payable of $625,446..

Overall, we have funded our cash needs for the six months ended June 30, 2007 with a series of debt and equity transactions, primarily with related parties. On March 31, 2007, The Registrant issued 10,000,000 shares (the “Shares”) of its common stock to three investors of Xi'An Jin Hao Sci-Tech Investment Management Co., Ltd. (formerly Xi'An Jin You Sci-Tech Investment Management Co., Ltd.) (“Jin Hao”), a stockholder of the Company for the conversion of RMB7.73 million (equivalent to $1 million at the conversion date) debt at $0.10 per share, the close price of the Company’s common stock on the conversion date. This debt-to-equity transaction reduced the repayment to related parties and improved cash flow from financing activities.

The Company has not generated any significant cash flows from operations since its inception. If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

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

The Company’s future success depends on the continued services of its executive management currently in place. The loss of any of their services could be detrimental to the Company and could have an adverse affect on business development. Future success is also dependent upon the ability to identify, hire, train, or retain other qualified employees. Competition for these individuals is intense and increasing.

Going concern

The report from our independent registered public accounting firm on our audited financial statements at December 31, 2006 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern.  While a significant portion of our net loss for fiscal 2006 is non-cash, we do not presently generate sufficient revenue to fund our operations. The Company's limited financial resources have prevented it from aggressively advertising or developing its product to achieve consumer recognition.  In order to sustain our current operations and satisfy our current obligations, as well as to increase sales of our products and services, we will require funds for working capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

Efforts to improve the Company’s financial results

The Company has incurred losses since its inception. Management has taken great efforts and continues to implement changes designed to significantly improve the Company's results of operations and cash flows. The actions involve certain cost-cutting initiatives and growth strategies, including:

(a)	Reduction in operating expenses

With the consolidation of Hua Yang and Ze An, two majority-owned subsidiaries of the Company since December 18, 2006, we expect to achieve significantly reduction in operating expenses of Hua Yang.

(b)	Increase in marketing activities and sales

As a result of the significant marketing efforts in year 2006, we have obtained purchase orders from our distributors up to 4,860,000 Renminbi (approximately $626,000 at June 30, 2007) of our products. We expect our revenue for the year to be increased compared to the fiscal year ended December 31, 2006.

(c)	Conversion of debt to shares of common stock

On March 31, 2007, Xi'An Jin Hao Sci-Tech Investment Management Co., Ltd. (formerly Xi'An Jin You Sci-Tech Investment Management Co., Ltd.) (“Jin Hao”), a stockholder of the Company converted RMB7.73 million (equivalent to $1 million at the conversion date) debt to 10,000,000 shares of the Company’s common stock at $0.10 per share, the close price of the Company's common stock on the conversion date. This conversion will improve the liquidity of the Company and reduce debt servicing cost.

Management believes that these actions will enable the Company to improve future profitability and cash flows in its operations through December 31, 2007.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements for the period ending June 30, 2007.

Impact of Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In September 2006, FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R)  (SFAS 158) .  SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2007, the Company issued 10,000,000 shares of its common stock for the conversion of the indebtedness owed to related parties of $1.0 million at $0.10 per share. The shares were issued in reliance on an exemption from registration provided by Regulation S under the Securities Act.

Item 3. Defaults upon Senior Securities

(i) Loan payable

Loan payable is collateralized by all of the Hua Yang’s equipment, buildings and land use rights, payable to a financial institution, with interest at 6.696% per annum payable monthly, with principal due May 27, 2007. The loan is currently past due. Total amount of the default were RMB4.8 million (equivalent to $618,461 at June 30, 2007) including $618,461 in principal and $0 in interest as of June 30, 2007.

(ii) Note payable – bank

Note payable - bank is collateralized by all of the Hua Yang’s equipment, buildings and land use rights, and is a long-term note payable to the same financial institution, with interest at 6.696% per annum payable monthly, with $644,230 due April 29, 2007 and $644,231 due April 27, 2008. The note is currently past due. Total amount of the default were RMB5.0 million (equivalent to $644,231 at June 30, 2007) including $644,231 in principal and $0 in interest as of June 30, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports

The exhibitsand reports included in this report are indicated below.

    Exhibit No.      Description of Exhibit

31.1       Rule 13a - 14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2       Rule 13a - 14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1       Section 1350 certification
32.2       Section 1350 certification

     Reports   On April 3, 2007, the Company filed a Current Report on Form 8-K in connection with Item 1.01 Entry into a Material Definitive Agreement and
       Item 1.03 Unregistered Sales of Equity Securities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Worldwide Biotech & Pharmaceutical Company

Date: August 19, 2007	/s/ Wenxia Guo
Wenxia Guo
Chief Executive Officer, Director
(Principal Executive Officer)

Date: August 19, 2007	/s/ Peiyi Tian
Peiyi Tian
VP, Treasurer, CFO, Director
(Principal Financial and Accounting Officer)

Date: August 19, 2007	/s/ Huimin Zhang
Huimin Zhang
Director