Form 10QSB
period 2007-09-30
Worldwide Biotech & Pharmaceutical CO
filed 2007-11-19
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended September 30, 2007

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
Jie Zuo Mansion, Xi'an, Shaanxi
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

SEPTEMBER 30, 2007

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash		$159,344
Accounts receivable, net of allowance for doubtful accounts of	$236,515	146,377
Inventories		342,129
Prepayments and other current assets		146,406

Total Current Assets		794,256

PROPERTY, PLANT AND EQUIPMENT - Net		5,062,294

LICENSES, net		23,177

LAND USE RIGHTS, net		685,765

Total Assets		$6,565,492

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loan payable		$640,615
Note payable		180,333
Current maturities of mortgages payable		2,254
Note payable - bank		1,334,615
Accounts payable		349,484
Due to related parties		2,953,930
Other current liabilities		563,501

Total Current Liabilities		6,024,732

MORTGAGES PAYABLE, net of current maturities		39,915

MINORITY INTEREST		273,792

Total Liabilities		6,338,439

STOCKHOLDERS' EQUITY:

Common stock $.001 par value; 90,000,000 shares authorized; 53,915,653 shares issued and outstanding		53,916
Additional paid-in capital		12,379,820
Accumulated deficit		(12,232,836)
Accumulated other comprehensive loss:
Foreign currency translation gain		26,153

Total Stockholders' Equity		227,053

Total Liabilities and Stockholders' Equity		$6,565,492

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For The Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

NET REVENUES	$39,936	$126,428	$183,477	$329,061

COST OF GOODS SOLD	32,392	118,392	155,538	302,483

GROSS PROFIT	7,544	8,036	27,939	26,578

OPERATING EXPENSES:
Selling expenses	3,359	7,276	18,024	54,140
Research and development	10,467	3,680	58,942	33,008
Professional fees	10,775	43,629	14,868	145,378
Stock-based compensation	-	199,500	585,000	798,500
General and administrative	117,604	171,481	435,702	533,175

Total Operating Expenses	142,205	425,566	1,112,536	1,564,201

LOSS FROM OPERATIONS	(134,661)	(417,530)	(1,084,597)	(1,537,623)

OTHER INCOME (EXPENSE):
Interest income	456	50	456	167
Interest expense	(51,269)	(58,883)	(142,859)	(200,801)
Other income (expense)	(17,611)	(2,889)	(17,611)	(3,672)
Government grants	285,218	13	285,218	15,468
Realized gain on sale of marketable securities	13	-	23,057	18,001

Total Other Income (Expenses)	216,807	(61,709)	148,261	(170,837)

INCOME (LOSS) BEFORE MINORITY INTEREST	82,146	(479,239)	(936,336)	(1,708,460)

MINORITY INTEREST	(64,953)	(45,530)	(118,925)	(181,372)

NET INCOME (LOSS)	147,099	(433,709)	(817,411)	(1,527,088)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gain on marketable securities	-	(59,826)	32,793	217,593
Foreign currency translation gain (loss)	9,194	10,573	(12,038)	25,008

COMPREHENSIVE INCOME (LOSS)	$156,293	$(482,962)	$(796,656)	$(1,284,487)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Net income (loss) per common share - Basic and diluted	$0.00	$(0.01)	$(0.02)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	53,915,653	40,709,281	50,557,053	40,427,236

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(817,411)	$(1,527,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	214,466	248,410
Stock-based compensation	585,000	798,500
Minority interest	(118,925)	(181,372)
Gain on sale of marketable securities	(23,057)	-
Changes in assets and liabilities:
Accounts receivable	27,281	(34,055)
Inventories	(49,882)	(35,191)
Prepayments and other current assets	50,764	(26,578)
Accounts payable	7,163	-
Other current liabilities	(646,657)	(86,777)
NET CASH USED IN OPERATING ACTIVITIES	(771,258)	(844,152)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	161,745	1,342
Investment in marketable securities	-	(417,563)
Cash used for business acquisitions	-	293,018
Minority's share of the equity of Daiying's subsidiary	-	(15,708)
Purchase of property and equipment	(75,143)	-
Purchase of licenses	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	86,602	(138,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	-	607,287
Payments on loan payable	(467,115)	(948,887)
Proceeds from note payable - stockholder	523,436	430,162
Payments on mortgages payable	(68,687)	(28,986)
Proceeds from stockholders/officers	743,650	891,609
NET CASH PROVIDED BY FINANCING ACTIVITIES	731,284	951,185

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,603)	(8,867)

NET DECREASE IN CASH	42,025	(40,745)

CASH at beginning of period	117,319	94,570

CASH at end of period	$159,344	$53,825

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$200,801	$200,801

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for debt conversion	$1,000,000	$-
Transfer of certain property for debt reduction	$334,959	$-

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(UNAUDITED)

Note 1 - Organization and Operations

Worldwide Biotech & Pharmaceuticals Company, (“Worldwide” or the “Company”) was incorporated in Delaware in 1961. In the fourth quarter of 2005, the Company commenced revenue producing operations.

On April 20, 2004, as amended on August 3, 2004 and effective December 16, 2004, under an Agreement and Plan of Reorganization, the Company issued 33,600,000 shares of its common stock for the acquisition of all of the outstanding capital stock of Yangling Daiying Biological Engineering Co., Ltd. (“Daiying”) with the former shareholders of the Company retaining 1,057,102 or approximately 5% of the outstanding stock. As a result of the ownership interests of the former shareholders of Daiying, for financial accounting purposes, the exchange of stock has been treated as a recapitalization of Worldwide with Daiying deemed the accounting acquirer and Worldwide deemed the accounting acquiree under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Additionally, as part of the Merger, the Company, whose former name was Sun City Industries, Inc., amended its Articles of Incorporation, and changed its name to Worldwide Biotech & Pharmaceuticals Company.

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

On January 19, 2006, Worldwide, by and through its wholly owned subsidiary, Daiying, entered into a Reorganization Agreement with Hunan Hua Yang Pharmaceutical Co. Ltd. (“Hua Yang”) and its shareholders. Pursuant to this agreement, the Company issued 482,800 shares of its common stock to the shareholders of Hua Yang to acquire 51%. Hua Yang incorporated on June 22, 1999 in Hunan Province, China, engages in developing, manufacturing and marketing synthetic chemical medicine, antibiotics, immune vaccine and nutrient supplements.

Also on January 19, 2006, Daiying entered into a Reorganization Agreement with Hunan Ze An Pharmaceutical Co. Ltd. (“Ze An”) and its shareholders.  Daiying paid RMB3,400,000 (equivalent to US$424,115 at March 31, 2006) and 217,600 shares of common stock of Worldwide for 65% of Ze An. Ze An was incorporated in February 2000 in Hunan Province, China, and engages in developing, manufacturing and marketing essential traditional Chinese medicine, organic herbal medicine, and nutraceutical products.

On December 18, 2006, Daiying, Mr. Aibin Chen and Mr. Zuobin Li, minority shareholders of Ze An and Hua Yang, entered into a Consolidation and Reorganization Agreement (“Consolidation”). Pursuant to the Consolidation, Ze An merged into Hua Yang with Hua Yang assumed all assets and liabilities of Ze An and Hua Yang continues as the surviving entity. In addition, as part of the Consolidation, Daiying acquired a 15% equity interest of Ze An for a note payable to Mr. Zhongyu Lu, a former shareholder of Ze An, of RMB1,351,200 (equivalent to $172,954 at December 31, 2006). The note included the principal of RMB1.2 million (equivalent to $153,600 at December 31, 2006) and accrued interest of RMB151,200 (equivalent to $19,354 at December 31, 2006) based on an interest rate of 6.3% per annum with both principal and interest due December 4, 2007. The Company owns a 67.3486% equity interest of Hua Yang subsequent to the consolidation.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2006 and notes thereto contained in the Report on Form 10-KSB of the Company as filed with the United States Securities and Exchange Commission (the “Commission”) on April 6, 2007. Interim results are not necessarily indicative of the results for the full year.

The consolidated financial statements include all the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated. The results of operations for Hua Yang have been included in the Consolidated Statements of Operations and Comprehensive Loss since the date of acquisition.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(UNAUDITED)

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Significant estimates include the estimated useful lives of property, plant and equipment and intangible assets. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

The Company values inventories, consisting of finished goods, work in process and raw materials, at the lower of cost or market. Cost is determined on the weighted average cost method. Cost of work in process and finished goods comprises direct labor, direct materials, direct production cost and an allocated portion of production overhead. The Company regularly reviews raw materials and finished goods inventories on hand and, when necessary, record a provision for excess or obsolete inventories based primarily on current selling price and sales prices in confirmed backlog orders.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from five (5) years to 20 years. Leasehold improvements, if any, are amortized on a straight-line basis over the lease period or the estimated useful life, whichever is shorter. Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred and the title and risk of loss transfer to the buyer, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Persuasive evidence of an arrangement is demonstrated via invoice to the customer; product delivery is evidenced by the warehouse shipping log as well as a signed bill of lading from the trucking company and no product return is allowed except for defective or damaged products; the sales price to the customer is fixed upon acceptance of the purchase order; and there are no separate sales rebates, discounts, or volume incentives. The Company manufactures and distributes traditional Chinese medicine, including drink tablets, synthetic medicine, antibiotics, biotech medicine and biotech reagents; wholesale Class II medical devices, Class III medical devices, including but not limited to, medical sewing materials and bond, medical high molecular materials and products, and disposable sterile medical devices. The majority of the Company's revenue derives from sales contracts with distributors. The Company sells certain products to certain customers on a consignment basis. The Company records revenue for consignment transactions when the consignee sells the product to the end users.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material costs for research and development.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(UNAUDITED)

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109 “Accounting for Income Taxes”. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5 “Accounting for Contingencies”. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In September 2006, FASB issued FASB Statement No. 158“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 for an employer with publicly traded equity securities. The Company does not anticipate that the adoption of this statement will have any effect on the Company’s financial condition and results of operations since the Company does not have any defined benefit or other postretirement plans.

On February 15, 2007, the FASB issued FASB Statement No. 159“The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $12,232,836 and a working capital deficiency of $5,230,476 at September 30, 2007 and had a net loss from operations and cash used in operations of $817,411 and $771,258 for the nine months ended September 30, 2007, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Note 4 - Inventories

Raw materials	$153,008
Work in process	148,117
Finished goods	41,004
$342,129

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(UNAUDITED)

Note 5 - Loan Payable

Loan payable is collateralized by all of the Hua Yang’s equipment, buildings and land use rights, payable to a financial institution, with interest at 6.696% per annum payable monthly, with principal due May 27, 2007. The loan is currently past due. Total amount of the default was RMB4,937,167 (equivalent to $656,766 at September 30, 2007) including RMB4,800,000 ($640,615) in principal and RMB137,167 ($16,151) in interest as of September 30, 2007.

Note 6 - Note Payable – Bank

Note payable - bank is collateralized by all of the Hua Yang’s equipment, buildings and land use rights, and is a long-term note payable to the same financial institution, with interest at 6.696% per annum payable monthly, with RMB5 million (equivalent $667,307 at September 30, 2007) due April 29, 2007 and RMB5 million ($667,308) due April 27, 2008. The note is currently past due for the first principal payment due on April 29, 2007. Total amount of the default was RMB10,285,764 ($1,368,263) including RMB10 million ($1,334,615) in principal and RMB285,764 ($33,648) in interest as of September 30, 2007.

Note 7 - Related Party Transactions

(i) Due to related parties

The chief executive officer and a stockholder advanced funds to the Company for its working capital. These advances were unsecured, due on demand and non-interest bearing.

(ii) Conversion of debt to shares of common stock

On March 31, 2007, Xi'An Jin Hao Sci-Tech Investment Management Co., Ltd. (formerly Xi'An Jin You Sci-Tech Investment Management Co., Ltd.) (“Jin Hao”), a stockholder of the Company converted RMB7.73 million debt (equivalent to $1 million at the date of conversion) to 10,000,000 shares of the Company’s common stock at $0.10 per share, the closing price of the Company's common stock on the date of conversion (See Note 8 (ii)).

(iii) Transfer of certain property to a stockholder to reduce debt

On September 30, 2007, the Company and Jin Hao, a stockholder of the Company reached an agreement whereby the Company transferred certain property to Jin Hao, with the original cost of RMB3,030,707 and Jin Hao assumed the remaining mortgage of RMB1,087,250 and relieved debt of RMB1,943,457. Upon transfer of this property, the related cost of RMB3,030,707 (equivalent to $404,483 at September 30,2007), accumulated depreciation of RMB447,032 ($59,662) remaining mortgage of RMB1,087,250 ($145,106) and the payable to Jin Hao of RMB1,943,457 ($259,377) were removed from the accounts with the excess value of the payable and assumed mortgage over the net book value of the transferred property being recorded as a contribution to capital.

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

(ii) Conversion of debt to shares of common stock

On March 31, 2007, Xi'An Jin Hao Sci-Tech Investment Management Co., Ltd. (formerly Xi'An Jin You Sci-Tech Investment Management Co., Ltd.) (“Jin Hao”), a stockholder of the Company converted RMB7.73 million debt (equivalent to $1 million at the date of conversion) debt to 10,000,000 shares of the Company’s common stock at $0.10 per share, the closing price of the Company’s common stock on the date of conversion (See Note 7 (ii)).

Note 9 – Government Subsidy

In the quarter ended September 30, 2007, the Company received $285,218 from the government to offset expenses previously incurred. The Company was entitled to such subsidy due to the fact that it operates in a High-Tech Development Zone. The government grant is to encourage continued research and development activities and is non-refundable and credited to other income upon receipt.

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

The following analysis shows the selected unaudited consolidated statement of operations data of the Company for the three and nine month period ended September 30, 2007 and 2006. The data should be read in conjunction with the unaudited consolidated financial statements of the Company for the nine month period ended September 30, 2007 and 2006 and related notes thereto.

Results of Operations for the three months ended September 30, 2007 compared to the three months ended September 30, 2006

Revenues

For the three months ended September 30, 2007, our revenues were $39,936 as compared to $126,428 for the three months ended September 30, 2006, a decrease of $86,492 attributable to lower revenues generated from Hua Yang, a majority owned subsidiary.

Cost of Sales and Gross Profit

For the three months ended September 30, 2007, cost of sales amounted to $32,392 as compared to $118,392 for the three months ended September 30, 2006.  Gross profit for the three months ended September 30, 2007 was $7,544, or 18.9% of revenues, as compared to $8,036, or 6.4% of revenues for the three months ended September 30, 2006.

Operating Expenses

For the three months ended September 30, 2007, total operating expenses were $142,205 as compared to $425,566 for the three months ended September 30, 2006, a decrease of $283,361, or approximately (66.6%).

Included in this decrease was:

•
For the three months ended September 30, 2007, we incurred selling expense of $3,359 as compared to $7,276 for the three months ended September 30, 2006. The decrease was due to the reduced sales activities and the fact that we built our sales network during 2006 and maintenance cost in 2007 is at the minimum level.

•
For the three months ended September 30, 2007, we incurred research and development cost of $10,467 compared to $3,680 for the three months ended September 30, 2006, an increase of $6,787 attributable to our increased research and development activities in 2007.

•
For the three months ended September 30, 2007, we incurred professional fees of $10,775 as compared to $43,629 for the three months ended September 30, 2006, a decrease of $32,854, or 75.3%.  The decrease was due to a decrease in amounts paid to various consultants and professionals related to our patents and related legal matters.

•
Stock-based compensation expense was $0.00 for the three months ended September 30, 2007 from $199,500 for the three months ended September 30, 2006. The decrease in stock-based compensation expense was attributable to the reduction of amortization of deferred compensation.

•
For the three months ended September 30, 2007, general and administrative expenses were $117,604 as compared to $171,481 for the three months ended September 30, 2006, a decrease of $53877, or approximately (31.4%). The decrease was attributable to the consolidation of Hua Yang and Ze An that reduced certain general and administrative expenses.

For the three months ended September 30, 2007, interest expense was $51,269 as compared to $58,883 for the three months ended September 30, 2006. We attribute the decrease to the retirement of a loan and the conversion of debt to shares of the Company’s common stock from a shareholder. For the three months ended September 30, 2007, other expenses were $17,611 as compared to $2,889 for the three months ended September 30, 2006.

For the three months ended September 30, 2007, the Company received government grants of $285,218 as compared to $13 for the three months ended September 30, 2006.

As a result of these factors, The Company reported a net income of $147,099 or $0.00 per share for the three months ended September 30, 2007, as compared to a net loss of ($433,709) or ($0.01) per share for the same period in 2006.

Results of operations for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006

Revenues

For the nine months ended September 30, 2007, our revenues were $183,477 as compared to $329,061 for the nine months ended September 30 2006, a decrease of $145,584. We attribute this decrease in net revenues to the efforts to meet the new regulations from the SFDA and reduced revenues from to lower revenues generated from Hua Yang, a majority owned subsidiary.

Cost of Goods Sold and Gross Profit

For the nine months ended September 30, 2007, cost of goods sold amounted to $155,538 as compared to cost of sales of $302,483 for the nine months ended September 30, 2006. Gross profit for the nine months ended September 30, 2007 was $27,939or 15.2% of revenues, as compared to $26,578 or 8.1% of revenues for the nine months ended September 30, 2006.

Operating Expenses

For the nine months ended September 30, 2007, total operating expenses were $1,112,536 as compared to $1,564,201 for the nine months ended September 30, 2006, a decrease of $451,665, or approximately (28.9%).

Included in this decrease was:

•
For the nine months ended September 30, 2007, we incurred selling expense of $18,024 compared to $54,140 for the nine months ended September 30, 2006. The decrease was due to a decrease of sales activities during year 2007.

•
For the nine months ended September 30, 2007, we incurred research and development expense of $58,942 compared to $33,008 for the nine months ended September 30, 2006, an increase of $25,934 or 78.6%. The increase was due to the establishment of a high-throughput anti-HCV medicine screening system and the starting of screening anti-HCV medicines.

•
For the nine months ended September 30, 2007, we incurred professional fees of $14,868 as compared to $145,378 for the nine months ended September 30, 2006, a decrease of $130,510 or (89.8%). The decrease was due to the professional fees paid in connection with the lawsuit with Coast to Coast Company and the acquisition of Hua Yang and Ze An in 2006.

•
Stock-based compensation expense decreased to $585,000 for the nine months ended September 30, 2007 from $798,500 for the nine months ended September 30, 2006. The decrease in stock-based compensation expense was attributable to the reduction of amortization of deferred compensation.

•
For the nine months ended September 30, 2007, general and administrative expenses were $435,702 as compared to $533,175 for the nine months ended September 30, 2006, a decrease of $97,473, or approximately (18.3%). The decrease was attributable to the consolidation of Hua Yang and Ze An that reduced certain general and administrative expenses.

For the nine months ended September 30, 2007, interest expense was $142,859 as compared to $200,801 for the nine months ended September 30, 2006. We attribute the decrease to the retirement of a loan and the conversion of debt to shares of the Company’s common stock from a shareholder. For the nine months ended September 30, 2007, other expenses were $17,611 as compared to $3,672 for the nine months ended September 30, 2006.

For the nine months ended September 30, 2007, the Company received government grants of $285,218 as compared to $15,468 for the nine months ended September 30, 2006.

As a result of these factors, The Company reported a net loss of $817,411 or $0.02 per share for the nine months ended September 30, 2007, as compared to a net loss of $1,527,088 or $0.04 per share for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had cash and cash equivalents of $42,025.

Net cash used in operating activities for the nine months ended September 30, 2007 was $771,258 as compared to net cash used in operating activities of $844,152 for the nine months ended September 30, 2006.  For the nine months ended September 30, 2007, we used cash to fund our loss of $817,411 and to fund our inventories of $49,882; accounts payable increased by $7,163, and received accounts receivable of $27,281, prepayments and other current assets of $50,764, accrued liabilities and other payable of $646,657, and by minority interest portion of non-majority owned subsidiaries’ losses, offset by non-cash items such as depreciation and amortization of $214,466, stock-based compensation of $585,000. For the nine months ended September 30, 2006, we used cash to fund our loss of $1,527,089 and to fund accounts receivable of $34,055, inventories of $35,191, accounts payable and accrued expenses of $0.00, and other current liabilities of $86,777, increased by minority interests portion of non-majority owned subsidiaries losses, offset by non-cash items such as depreciation and amortization of $248,410, stock-based compensation of $798,500 and decreases in prepayments and other current assets of $26,578.

Net cash provided by investing activities for the nine months ended September 30, 2007 was $86,602 as compared to net cash used in investing activities for the nine months ended September 30, 2006 of $138,911. For the nine months ended September 30, 2007, we received cash of $161,745 from sale of marketable securities, and used cash for capital expenditures of $75,143. For the nine months ended September 30, 2006, we used cash of $417,563 for Ze An acquisition, received cash of $1,342 from Hua Yang acquisition, and used cash for capital expenditures of $15,708.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $731,284 as compared to net cash provided by financing activities for the nine months ended September 30, 2006 of $951,185.  For the nine months ended September 30, 2007, the Company received $523,436 from a stockholder in the form of note payable and $743,650 from stockholders/officers; these were offset by the repayment of mortgages payable of $68,687 and payments on loans payable of $467,115. For the nine months ended September 30, 2006, the Company received net proceeds of $607,287 from a loan, $430,162 from a stockholder in the form of note payable and $891,609 from stockholders/officers; these were offset by the repayment of mortgages payable of $28,986 and payments on loans payable of $948,887.

Overall, we have funded our cash needs for the nine months ended September 30, 2007 with a series of debt and equity transactions, primarily with related parties. On March 31, 2007, The Registrant issued 10,000,000 shares (the “Shares”) of its common stock to three investors of Xi’An Jin Hao Sci-Tech Investment Management Co., Ltd. (formerly Xi’An Jin You Sci-Tech Investment Management Co., Ltd.) (“Jin Hao”), a stockholder of the Company for the conversion of RMB7.73 million debt (equivalent to $1 million at the date of conversion) at $0.10 per share, the closing price of the Company’s common stock on the date of conversion. This debt-to-equity transaction reduced the repayment to related parties and improved cash flow from financing activities. On September 30, 2007, the Company and Jin Hao, a stockholder of the Company reached an agreement whereby the Company transferred certain property to Jin Hao, with the original cost of RMB3,030,707, net of accumulated depreciation of RMB447,032 and Jin Hao assumed the remaining mortgage of RMB1,087,250 and relieved debt of RMB1,943,457.

The Company has not generated significant cash flows from operations since inception. If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

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

Efforts to Improve the Company’s Financial Results

The Company has incurred losses since inception. Management has taken great efforts and continues to implement changes designed to significantly improve the Company’s results of operations and cash flows. The actions involve certain cost-cutting initiatives and growth strategies, including:

(a)  Reduction in operating expenses

With the consolidation of Hua Yang and Ze An, two majority-owned subsidiaries of the Company since December 18, 2006, we expect to achieve significantly reduction in operating expenses of Hua Yang.

(b)  Increase in marketing activities and sales

As a result of the significant marketing efforts in year 2006, we have obtained purchase orders from our distributors up to RMB4,860,000 (approximately $648,623 at September 30, 2007) of our products. We expect our revenue for the year to be increased compared to the fiscal year ended December 31, 2006.

(c)  Conversion of debt to shares of common stock
On March 31, 2007, Xi'An Jin Hao Sci-Tech Investment Management Co., Ltd. (formerly Xi'An Jin You Sci-Tech Investment Management Co., Ltd.) (“Jin Hao”), a stockholder of the Company converted RMB7.73 million debt (equivalent to $1 million at the date of conversion) to 10,000,000 shares of the Company’s common stock at $0.10 per share, the closing price of the Company's common stock on the date of conversion. This conversion will improve the liquidity of the Company and reduce debt servicing cost.

(d)  Transfer of certain property to a stockholder to reduce debt

On September 30, 2007, the Company and Jin Hao, a stockholder of the Company reached an agreement whereby the Company transferred certain property to Jin Hao, with the original cost of RMB3,030,707, net of accumulated depreciation of RMB447,032 and Jin Hao assumed the remaining mortgage of RMB1,087,250 and relieved debt of RMB1,943,457.

Management believes that these actions will enable the Company to improve future profitability and cash flows in its operations through December 31, 2007.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements for the nine month period ending September 30, 2007.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109 “Accounting for Income Taxes”. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5 “Accounting for Contingencies”. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On September 15, 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In September 2006, FASB issued SFAS No. 158“Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have any effect on the Company’s financial condition and results of operations since the Company does not have any defined benefit or other postretirement plans.

On February 15, 2007, the FASB issued SFAS No. 159“The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Based upon such officers’ evaluation of these controls and procedures as of the end of the period covered by this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

(i) Loan payable

Loan payable is collateralized by all of the Hua Yang’s equipment, buildings and land use rights, payable to a financial institution, with interest at 6.696% per annum payable monthly, with principal due May 27, 2007. The loan is currently past due. Total amount of the default was RMB4,937,167 (equivalent to $656,766 at September 30, 2007) including RMB4,800,000 ($640,615) in principal and RMB137,167 ($16,151) in interest as of September 30, 2007.

(ii) Note payable – bank

Note payable - bank is collateralized by all of the Hua Yang’s equipment, buildings and land use rights, and is a long-term note payable to the same financial institution, with interest at 6.696% per annum payable monthly, with RMB5 million (equivalent $667,307 at September 30, 2007) due April 29, 2007 and RMB5 million ($667,308) due April 27, 2008. The note is currently past due for the first principal payment due on April 29, 2007. Total amount of the default was RMB10,285,764 ($1,368,263) including RMB10 million ($1,334,615) in principal and RMB285,764 ($33,648) in interest as of September 30, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

The exhibits included in this report are indicated below.

a) Exhibit No.	Description of Exhibit

31.1	Rule 13a - 14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a - 14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification
32.2	Section 1350 Certification

      b) Reports on Form 8-K

        Filed August 13, 2007 - Changes in Registrant's Certifying Accountant

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                Worldwide Biotech & Pharmaceutical Company

Date: November 19, 2007	/s/ Wenxia Guo
Wenxia Guo
Chief Executive Officer, Director
(Principal Executive Officer)

Date: November 19, 2007	/s/ Peiyi Tian
Peiyi Tian
VP, Treasurer, CFO, Director
(Principal Financial and Accounting Officer)

Date: November 19, 2007	/s/ Huimin Zhang
Huimin Zhang
Director