Form 10KSB
period 2007-12-31
Worldwide Biotech & Pharmaceutical CO
filed 2008-04-15
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the year ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ] No [X]

Issuer’s revenues for its most recent fiscal year:   $ 174,469

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:  As of December 31, 2007, there were 53,915,653 shares of the common stock issued and outstanding.  Affiliates of the Issuer own 23,977,600 restricted shares of common stock (*).  The estimated value of the common equity held by non-affiliates as of March 15, 2008 is $1,617,469, based on a closing share price of $0.03 on such date.

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

There are neither any medication available can cure HCV infection and nor vaccine for prevention， and existing diagnostics suffer from poor sensitivity and specificity; Statistics show that the rate of misdiagnosis of HCV is relatively high. The development of reliable diagnostic methods and treatment for HCV is delayed due to lacking of the resource of HCV particles although numerous famous research institutions and big pharmaceutical companies put so many efforts on HCV research. Scientism need viral material to learn about the virus’ biology, identify therapeutic targets, screen compounds to discover new drugs, and identify the best diagnostic target proteins and antigens for vaccines.  The titer of HCV in patient is so low that scientist couldn’t directly extract HCV particles out of patient blood. HCV can only infect chimpanzee other than human being. That means, except chimpanzee, there’s neither small animal model nor robust in vitro model for HCV experimental study like scientists usually do with most of other virus or bacteria. Until recently, the inability to produce and propagate HCV in vitro has been the biggest bottleneck in HCV research.

INTACT HCV FROM HCV IN VITRO CELL CULTURE SYSTEM

Yangling Daiying has committed a large amount of cash and resources to the development of its cornerstone technology: a laboratory method for culturing (growing, propagating) intact Hepatitis C virus. After three years of intensive research, the scientists at Yangling Daiying achieved a technological breakthrough for culturing HCV in vitro, making it the first to overcome the main hurdle to HCV research and product development. HCV virus produced in Yangling Daiying has viral genome replication, viral gene expression and protein production/processing demonstrated using molecular biological approaches. The titer of virus in the culture medium is over 106 which are much higher than that in patient serum. The purified virus is stable for 2 years in -20℃～-80℃. The viruses produced possess well-define biological HCV characteristics that are inheritable and the virus have propagated in the Yangling Daiying over 30 generations.

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

Prophylactics such as vaccines enabled with our “Rosetta stone” also promise to be highly profitable and our HCV vaccine research program has also already been initiated; this research has been awarded prestigious Chinese government high-Tech 863 project statuses. Chinese 863 projects are special industrial projects the Chinese government deems to be of profound significance to their nation in important research areas, and they receive substantial financial support from the Chinese government.  As the main institution for the execution of the HCV human vaccine project, Yangling Daiying has obtained three years of government funding grants through the prestigious 863 mechanism – grants that come to Yangling Daiying with no strings attached whatsoever.

At current stage, the Company has successfully created replication-deficient HCV virus. Results from immunolized animal show: Replication-deficient HCV can induce high production of anti-HCV virus. The Company can purify large-scale these special virus for human vaccine production.

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

PRODUCT LINE 6: MEDICAL DEVICES AND OTHER MEDICAL PRODUCTS DISTRIBUTED FOR THE OTHER COMPANIES

Daiying, through its subsidiary, Shaanxi Daiying Medicine Distribution Co., Ltd. a GSP (Good Sales Practice) – compliant medical products distribution company, distributes medical products from international biological and pharmaceutical companies on China’s market.  On May 12, 2005, Yangling Daiying signed the Sole Distribution Agreement and the Sole Co-production Agreement with Taramedic Corporation Sdn. BHD, a Malaysian company for distribution of its product, Tara KLamp® Disposable Circumcision Device.  The product owns patent protection in both Malaysia and China (China Patent Number 93104792.7).  The Company has obtained the Registration Approval for this imported product from SFDA on January 26, 2006. Marketing and sales has presently commenced.

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

The amount spent during last two fiscal years on research and development costs

Research and product development costs are charged to expense as incurred.  The Company incurred $53,750 and $42,827 in product development costs for the years ended December 31, 2007 and December 31, 2006, respectively.

Costs and Effects of Compliance with Environmental Laws

At the present time, Daiying is in compliance with applicable environmental laws in China, both nationally and locally.  Its current cost of compliance is approximately $50,000 per year, assuming no change in the current laws.

Number of Full Time and Part Time Employees:

The Company and its subsidiaries had 86 full-time employees as of December 31, 2007.

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

During the fourth quarter of 2007, no matter was submitted to a vote of the security holders.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.    MARKET INFORMATION

The Company’s common stock is traded on the OTCBB under the symbol “WWBP.OB”. The Company’s common stock consists of 90,000,000 shares authorized, par value $.001 per share, of which, as of December 31, 2007, there are   53,915,653 shares issued and outstanding. According to the Company’s Restated Certificate of Incorporation, shareholders are not entitled to preemptive rights nor are they entitled to cumulative rights. The common stock started trading under the symbol SC11 on August 20, 2003, the effective date of the 1-100 reverse stock split.  The following is the high and low prices of our stock for the last eight quarters.

Quarterly Common Stock Price Ranges

Quarter	2006		2007
	High	Low	High	Low
First	$0.79	$0.26	$0.32	$0.10
Second	$0.45	$0.27	$0.20	$0.03
Third	$0.32	$0.12	$0.05	$0.02
Fourth	$0.35	$0.14	$0.08	$0.04

B.   HOLDERS OF COMMON STOCK

As of April 14, 2008 there were approximately 127 shareholders of record of the Company’s common stock, which does not include shareholders who own our shares in so-called “street name.”

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

D.   SECURITIES AUTHORIZED FOR ISSUANCE UNDER NON-QUALIFIED STOCK COMPENSATION PLAN

The Company filed a Form S-8 with the Commission on May 20, 2005 wherein it registered 5,000,000 shares to be issued under a Non-Qualified Employee Stock Compensation Plan. (“Plan”)  Employees, directors, officers, consultants, advisors and other persons associated with the issuer are entitled to be issued shares for bona fide services rendered to the Company pursuant to the Plan. For the year ended December 31, 2007, 2,000,000 shares have been issued to employees and 3,000,000 shares have been issued to consultants.

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

G.  SECURITIES ISSUED IN CONNECTION WITH CONVERSION OF DEBT

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

On September 30, 2007, the Company and Jin Hao, a stockholder of the Company reached an agreement whereby the Company transferred certain property to Jin Hao, a stockholder of the Company with the original cost of RMB3,030,707 and Jin Hao assumed the remaining mortgage of RMB1,087,250 and relieved debt of RMB1,943,457. Upon transfer of certain property, the related cost of RMB3,030,707 (equivalent to $404,483 at September 30,2007), accumulated depreciation of RMB447,032 ($59,662), remaining mortgage of RMB1,087,250 ($145,106) and due to Jin Hao of RMB1,943,457 ($259,377) were removed from the accounts and the excess of agreed upon transfer price (original cost less assumed mortgage remainder) over the net book value (original cost less accumulated depreciation) of RMB447,032 ($59,662) was recorded as additional paid-in capital.

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

Summary of research

As a biotech-focused company, we have made significant progress on our HCV research pipelines. We were able to successfully set up the in vitro intact HCV virus culturing system which could continuously replicate the HCV virus in vitro and we are the first entity in the world to break this bottle neck in the HCV research field. We made some progress on the improving of sensitivity and specificity on HCV diagnostic reagents in 2007.  We screened four Chinese traditional medicine using   high-throughput anti-HCV medicine screening system and  got some primary data. The data will be verified by further test.  We expect to get one or two new anti- HCV leads in next years if we could raise enough capital funding for our research. We optimized large – quantity purification methods for replication-deficient HCV virus and setting up ideal animal models for efficacy and safety studies of HCV human vaccine in 2007.  We will actively seek new collaboration opportunities and promising research projects . The progress on our research projects depend on our ability to raise enough funding in the following year.

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

Daiying has finished the clinical trial for the Emergency Haemostatic Patch and submitted to SFDA for the registration on the September 28, 2008.  As the new company hasn’t been set up before September 30, 2007, so the right to purchase no less than 20% of the equity interest of a new company   void.

Results of Operations

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the years ended December 2006 and 2007.  The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

	2006	2007

Net revenue	$386,916	$174,469

Cost of revenue	(355,980)	(160,964)
Gross profit	30,936	13,505

Operating expenses:
Research and development	42,827	56,583
Professional fees	93,028	56,672
Stock-based compensation	1,321,723	585,000
Selling expense	71,915	10,292
General and administrative	848,457	709,502
Total operating expenses	2,377,950	1,418,049

Loss from operations	(2,347,014)	(1,404,544)

Other income (expense):
Interest income	(937)	(686)
Interest expense	256,506	228,395
Government grants		(1,340,835)
Period cost		440,971
Other income	(148,982)	20,893
Realized loss on sale of marketable securities	(205,729)	23,379-
Impairment on goodwill	(871,688)	-
Total Other Income (Expenses)	1,184,004	(674,641)

Income(Loss) before minority interest	(3,531,018)	(729,903)
Minority interests	(98,504)	(336,197)
Net loss	(3,432,514)	(393,706)

Other Comprehensive Income(Loss)
Change in unrealized gain on marketable securities	404,953	32,793
Foreign currency translation gain(loss)	7,832	20,107

Comprehensive Income(Loss)	$(3,019,729)	$(340,806)

Net loss per common share – Basic and diluted	$(0.08)	$(0.01)

Weighted average number of common shares outstanding – Basic and diluted	40,987,208	51,403,593

Fiscal Year Ended December 31, 2006 compared to year ended December 31, 2007

REVENUES

For the year ended December 31, 2007, our revenues were $ 174,469, as compared to $386,916 for the year ended December 31, 2006, a decrease of $212,447 of revenue.  We attribute this significant decrease in net revenues to   fund shortage of Hunan Hua Yang.

OPERATING EXPENSES

For the year ended December 31, 2007, the selling, general and administrative expenses amounted to $ 719,794 as compared to the selling, general and administrative expenses of  $920,372 for the year ended December 31, 2006.  Gross profit for the year ended December 31, 2007 was $13,505, as compared to $30,936   the year ended December 31, 2006.

The changes of operating expenses include:

•
For the year ended December 31, 2007, we incurred selling expense of $10,292 compared to $71,915 for the year ended December 31, 2006. The decrease was due to an decrease selling  from Daiying and Hua Yang.

•
For the year ended December 31, 2007, we incurred research and development expense of $56,583 compared to $42,827 for the year ended December 31, 2006, an increase of $13,756 or 32.12%. The increase was due to the more money were put on the drug screening project..

•
For the year ended December 31, 2007, we incurred professional fees of $56,672 as compared to $93,028 for the year ended December 31, 2006, a decrease of $36,356, or 39%. The decrease was due to a decrease in amounts paid to various consultants and professionals related to the related legal matters.

•
Stock-based compensation expense decreased to $585,000 for the year ended December 31, 2007 from $1,321,723 for the year ended December 31, 2006.  The decrease in stock-based compensation expense was attributable to the reduction of amortization of deferred compensation.

•
For the year ended December 31, 2007, general and administrative expenses were $709,502 as compared to $848,457 for the year ended December 31, 2006, a decrease of $138,955, or approximately 16.38%. In the 2007 period, we incurred less administrative expenses due to the effective control of the administrative expenses.

For the year ended December 31, 2007, interest expense was $228,395 as compared to $256,506 for the year ended December 31, 2006 and was related to the decrease of the loan and the acquirement of the interest compensation.

As a result of these factors, the Company reported a net loss of $393,706 or $0.01 per share for the year ended December 31, 2007, as compared to a net loss of $3,432,514 or $0.08 per share for the same period in 2006.

INCOME TAXES

Worldwide is registered in the State of Delaware and is subjected to United States of America tax law. Worldwide did not have any assessable income for the years ended December 31, 2007 and 2006 and no provision for income taxes in the United States.

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

The components of loss before income taxes separating U.S. and PRC operations are as follows:

	2006	2007

Loss subject to U.S. operation	$(1,387,723)	$(537,500)
Loss subject to BVI operation	(713)	（1186）
Loss subject to PRC operation	(2,044,078)	144980

Income before income taxes	$(3,432,514)	$(393,706)

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had cash and cash equivalent of $815,671.

Net cash used in operating activities for the year ended December 31, 2007 was $414,670 as compared to net cash used in operating activities of $1,092,115 for the year ended December 31, 2006.  For the year ended December 31, 2007, we used cash to fund our loss of $393,706 and to fund such as accounts receivable of $106,647, inventories of $121,335, and prepayments and other receivables, of $81,108, and by minority interests portion of non-majority owned subsidiaries losses, offset by non-cash items such as depreciation and amortization of $171,806, stock-based compensation of $585,000. For the year ended December 31, 2006, we used cash to fund our loss of $3,683,322 and to fund accounts receivable of $11,337, inventories of $5,276, and prepayments and other current assets of $1,607, Offsetting non-cash items such as depreciation and amortization were $83,961, stock-based compensation of $3,174,628.

Net cash used in operating activities for the year ended December 31, 2007 was $414,670 as compared to net cash used in operating activities of $1,092,115 for the year ended December 31, 2006.  For the year ended December 31, 2007, we used cash to fund our loss of $393,706 and to fund such as accounts receivable of $106,647, inventories of $121,335, and prepayments and other receivables, of $81,108, and by minority interests portion of non-majority owned subsidiaries losses, offset by non-cash items such as depreciation and amortization of $171,806, stock-based compensation of $585,000. For the year ended December 31, 2006, we used cash to fund our loss of $3,432,514 and to fund accounts receivable of $257,480, inventories of $209,345, Offsetting non-cash items such as depreciation and amortization were $551,152, stock-based compensation of $1,321,723.

Net cash used in investing activities for the year ended December 31, 2007 was $952,633 as compared to net cash used in investing activities for the year ended December 31, 2006 of $61,812. For the year ended December 31, 2007, we don’t have business acquisitions, no cash  from business acquisitions and proceeds from sales of marketable securities of $170,252, and no cash for capital expenditures.

Net cash generated from financing activities for the year ended December 31, 2007 was $667,919 as compared to net cash generated from financing activities for the year ended December 31, 2006 of $(1,170,272).  For the year ended December 31, 2007, the Company received nothing from the proceeds of a loan.  These were offset by the repayment of mortgages payable of $262,917 and payments on loans payable of $479,807.  For the year ended December 31, 2006, the Company received $44,800 from the proceeds of a loan $1,671,987 from stockholders/officers, offset by the repayment of mortgages payable of $45,661 and loan payable of $896,000.

The Company currently has no material commitments for capital expenditures.

Efforts to improve the Company’s financial results

The Company has incurred losses over the past years. Management has taken great efforts and continues to implement changes designed to significantly improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including:

(a) Reductions on operating expenses;

With the consolidation of Hua Yang and Ze An on Dec. 18, 2006, two subsidiaries of the Company which are located next to each other, we expect the redundancy operating expenses generated from these two subsidiaries will be significantly cut down with the completion of the consolidation. In 2007,   expenses of operation of the two company cut down significantly with  completion of the consolidation.

(b) Increase marketing activities and sales:

Some measures were to increase the marketing activities and sales in 2007. Because of the fund shortage, the operation of  Ze An and Hua Yang   were effected.  We expect our revenue for the year end on Dec. 31, 2008 will be significantly increased through our effort in 2008.

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

Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2008.

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

ITEM 7.   FINANCIAL STATEMENTS

Our consolidated audited financial statements for the year ending December 31, 2007 with notes are filed herewith following the signature page to this report beginning with page 22.

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

ITEM 8A.   CONTROLS AND PROCEDURES

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

ITEM 8AT.   CONTROLS AND PROCEDURES

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.

(b)           This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c)           There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

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

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

The following table sets forth the information regarding our executive officers and directors as of the date of this filing:

Name	Age	Title

Wenxia Guo	40	President, CEO and Director
Peiyi Tian	45	Senior Vice President, CFO, Treasurer and Director
Xiaohong Bai	43	Vice President of Production
Xing Wei	35	Vice President of Operation
Dr. Yuhui Liu	36	Secretary
Huimin Zhang	56	Director

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

Mr. Peiyi Tian, Senior Vice President, CFO, Treasurer and Director, certified accountant.  Mr. Tian held various accountant positions in a series of government organizations between 1982 to 1991.  He served as a financial officer in a couple of public companies in China. Mr. Tian brings his over twenty-years financial experiences to the Company. He’s quite familiar with company’s financial management and funding activities. He knows well about financial models for public companies in China and US. He helped the Company finished initial funding for its HCV projects, and participated large asset and equity mergers.

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

Code of Ethics

The Company has adopted a code of ethics for all of the employees, directors and officers which is incorporated by reference to a Form 8-K filed July 7, 2004.

ITEM 10.   EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

Summary Compensation Table.

The following table reflects all forms of compensation for the two years ending December 31, 2007:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Wenxia Guo President, CEO, Director	2007	6,789		-	-	-	-	-	6,789
	2006	2,571	6,648	-	-	-	-	-	9,219

The above amounts are reflected in U.S. Dollars using a 8.00 to 1 conversion from Yuan to Dollars.

Options granted in the last fiscal year

At the end of fiscal year ending December 31, 2007, no executive officer or director were granted options to purchase shares of common stock.

Fiscal year-end option values

During the fiscal year ending December 31, 2007, no executive officer or director exercised any options to purchase shares of common stock, and as of December 31, 2007, no executive, officer or director possessed any options to purchase shares of common stock.

Directors Remuneration

In 2007, directors were paid a fee of $1,259 individually for serving on the board.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth as December 31, 2007 information with respect to (a) each person, (including “group”) as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, whose known to the Company to be a beneficial owner of more than 5% of outstanding common stock of the Company, and (b) the number or percentage of the Company’s common stock owned by (a) each of the directors and the executive officers named in the Summary Compensation Table above, and (b) all of the directors and executive officers of the company as a group.  The Company believes that unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.  The following table sets forth certain information regarding the beneficial ownership of the Company’s common capital stock as of the date of this memorandum by (i) each person known to the Company of having beneficial ownership of more than 5% of the Company’s capital common stock (ii) existing shareholders, (iii) and all others as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owners	Percent of Ownership

Common	Wenxia Guo 16 Weiyi Rd. Yangling Demonstration Zone, Shaaxi, China	8,601,600	15.9%

Common	Xi’an JinHao Sci-Tech Investment Co., Limited Fengye Neo-city, Jiezou Ming Yuan, B5-70201, Hi-tech District, Xi’an, Shaanxi	5,376,000	9.97%

Common	Coast to Coast Equity Group, Inc. 9040 Town Center Parkway Bradenton, FL 34202	3,594,876	6.7%

Common	Shaanxi Da Ze Movie & T.V. Cultural Ad Spreading Co., Ltd. 70 Xiying Rd. Xi’an, Shaanxi, China	2,800,000	5.2%

Common	Liu Qiuling Nanchang Rd. Bldg. 17, Apt# 309, Xi’an, Shaanxi, China	2,688,000	4.9%

Common	Zeng Fu Lee Tongguan Rd, Tongyunsi Complex, Apt# 406, Tong Chuan, Shaanxi, China	2,688,000	4.9%

	All directors and officers as a group (1 person)	8,601,600	15.9%

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
10                                Assets Repay Debt Agreement*
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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(A)  AUDIT FEES

The aggregate fees billed for each of fiscal 2007 and fiscal 2006 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $47,000 and $48,500, respectively.

(B)  AUDIT-RELATED FEES

No fees were billed in each of fiscal 2006 and fiscal 2007 for assurance and related services by the principal accountant reasonably related to the performance of the audit or review of the Company's financial statements.

(C)  TAX FEES

No fees were billed in fiscal 2006 or fiscal 2007 for professional services rendered by the principal accountant for tax compliance, tax advice, or tax planning.

(D)  ALL OTHER FEES

No fees were billed in each of fiscal 2006 and fiscal 2007 for products and services provided by the principal accountant.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Worldwide Biotech & Pharmaceutical Company

Date: April 15, 2008                                                                     By: /s/ Wenxia Guo

       ------------------------------------

       Wenxia Guo

       Chief Executive Officer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the dates indicated.

Date: April 15, 2008                                                                     By: /s/ Wenxia Guo

       ------------------------------------
       Wenxia Guo
       Chief Executive Officer, Director
       (Principal Executive Officer)

Date:  April 15, 2008                                                                   By:  /s/  Peiyi Tian

       -----------------------------------
       Peiyi Tian
       VP, Treasurer, CFO, Director
       (Principal Financial and Accounting Officer)

Date: April 15, 2008                                                                     By: /s/  Huimin Zhang

       ------------------------------------
       Huimin Zhang, Director

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES

December 31, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents                                                                                                                                         Page(s)

Report of Independent Registered Public Accounting Firm                                                                                                                                  22

Report of Independent Registered Public Accounting Firm                                                                                                                                  23

Consolidated Balance Sheets                                                                                                                                                                                      24

Consolidated Statements of Operations and Comprehensive Income                                                                                                                  25

Consolidated Statement of Stockholders’ Equity (Deficit)                                                                                                                                     26

Consolidated Statements of Cash Flows                                                                                                                                                                   27

Notes to the Consolidated Financial Statements                                                                                                                                                      28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Worldwide Biotech & Pharmaceutical Company

We have audited the accompanying consolidated balance sheet of Worldwide Biotech & Pharmaceutical Company and Subsidiaries (collectively, “Worldwide” or the “Company”) as of December 31, 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit, a working capital deficiency, and a net loss for the year ended December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
April 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Worldwide Biotech & Pharmaceutical Company

We have audited the accompanying consolidated balance sheet of Worldwide Biotech & Pharmaceutical Company and its subsidiaries (“the Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and the consolidated results of operations and cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has incurred substantial losses and has a working capital deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Zhong Yi (Hong Kong) C.P.A. Company Limited

Zhong Yi (Hong Kong) C.P.A. Company Limited
Certified Public Accountants

Hong Kong, China
April 5, 2007

WORLDWIDE BIOTECH & PARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31, 2007	December 31, 2006

ASSETS

CURRENT ASSETS:
Cash	$815,671	$117,320
Marketable securities	-	120,555
Accounts receivable, net	71,729	166,551
Inventories	178,853	280,288
Prepayments and other current assets	121,420	189,101

Total Current Assets	1,187,673	873,815

PROPERTY, PLANT AND EQUIPMENT - Net	4,770,394	5,261,295

LICENSES, net	13,597	22,799

LAND USE RIGHTS, net	748,449	715,306

Total Assets	$6,720,113	$6,873,215

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Loan payable	$658,021	$1,062,400
Note payable - stockholder	-	487,424
Note payable	185,233	172,954
Current maturities of mortgages payable	-	32,520
Current maturities of note payable - bank	1,370,877	-
Accounts payable	372,721	328,313
Due to related parties	2,070,831	2,468,719
Other current liabilities	1,318,533	1,068,867

Total Current Liabilities	5,976,216	5,621,197

MORTGAGES PAYABLE, net of current maturities	-	212,967

NOTE PAYABLE - BANK, net of current maturities	-	1,280,000

MINORITY INTEREST	56,378	380,004

Total Liabilities	6,035,589	7,494,168

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock $.001 par value; 90,000,000 shares authorized;		42,516
53,915,653 and 42,515,653 shares issued and outstanding,
respectively
Additional paid-in capital	12,381,441	11,121,558
Accumulated deficit	(11,809,129)	(11,415,423)
Deferred compensation	-	(375,000)
Accumulated other comprehensive income (loss):
Change in unrealized loss on marketable securities		(32,793)
Foreign currency translation gain	58,296	38,189

Total Stockholders' Equity (Deficit)	684,524	(620,953)

Total Liabilities and Stockholders' Equity (Deficit)		$6,873,215

See accompanying notes to the financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	December 31, 2007	December 31, 2006

NET REVENUES	$174,469	$386,916

COST OF GOODS SOLD	160,964	355,980

GROSS PROFIT	13,505	30,936

OPERATING EXPENSES:
Selling expenses	10,292	71,915
Research and development	56,583	42,827
Professional fees	56,672	93,028
Stock-based compensation	585,000	1,321,723
General and administrative	709,502	848,457

Total Operating Expenses	1,418,049	2,377,950

LOSS FROM OPERATIONS	(1,404,544)	(2,347,014)

OTHER (INCOME) EXPENSE:
Interest income	(686)	(937)
Interest expense	228,395	256,506
Other (income) expense	20,893	(148,982)
Government grants	(1,340,835)	-
Depreciation and production costs of idle capacity	440,971	-
Realized (gain) loss on sale of marketable securities	(23,379)	205,729
Impairment of goodwill	-	871,688

Total Other Income (Expenses)	(674,641)	1,184,004

LOSS BEFORE MINORITY INTEREST	(729,903)	(3,531,018)

MINORITY INTEREST	(336,197)	(98,504)

NET LOSS	(393,706)	(3,432,514)

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on marketable securities	32,793	404,953
Foreign currency translation gain	20,107	7,832

COMPREHENSIVE LOSS	$(340,806)	$(3,019,729)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share - Basic and diluted	$(0.01)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	51,403,593	40,987,208

See accompanying notes to the financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Year Ended December 31, 2007

							Accumulated Other Compehensive
							Income (Loss)
		Common Stock, $.001 Par Value		Additional			Change in unrealized	Foreign Currency	Total
		Number of		Paid-in	Accumulated	Deferred	Loss on Marketable	Translation	Stockholders'
		Shares	Amount	Capital	Deficit	Compensation	Securities	Gain	Equity

	Balance, December 31, 2005	39,657,102	$39,657	$10,345,434	$(7,982,909)	$(1,373,000)	$(437,746)	$30,357	$621,793

	Issuance of common shares for Hua Yang acquisition	482,800	483	313,337					313,820

	Issuance of common shares for Ze An acquisition	217,600	218	141,222					141,440

	Issuance of common shares for services	2,158,151	2,158	321,565					323,723

	Amortization of deferred compensation					998,000			998,000

	Comprehensive loss:
	Net loss				(3,432,514)				(3,432,514)
	Comprehensive income:
	Change in unrealized loss on marketable securities						404,953		404,953
marketable securities-net of taxes of $0	Foreign currency translation gain							7,832	7,832

	Total comprehensive loss								(3,019,729)

	Balance, December 31, 2006	42,515,653	42,516	11,121,558	(11,415,423)	(375,000)	(32,793)	38,189	(620,953)

	Issuance of common shares to employees	1,400,000	1,400	208,600					210,000

	Issuance of common shares for debt conversion	10,000,000	10,000	990,000					1,000,000

	Amortization of deferred compensation					375,000			375,000

	Excess value of payable and assumed mortgage over
	net book value of the transferred property			61,283					61,283

	Comprehensive loss:
	Net loss				(393,706)				(393,706)
	Comprehensive income:
	Change in unrealized gain on marketable securities						32,793		32,793
marketable securities-net of taxes of $0	Foreign currency translation gain							20,107	20,107

	Total comprehensive loss								(340,806)

	Balance, December 31, 2007	53,915,653	$53,916	$12,381,441	$(11,809,129)	$-	$-	$58,296	$684,524

See accompanying notes to the financial statements.

WORLDWIDE BIOTECH AND PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	December 31, 2007	December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(393,706)	$(3,432,514)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	695,776	551,152
Allowance for doubtful accounts	-	233,058
Allowance for inventory obsolescence	-	286,277
Impairment of goodwill	-	871,688
Stock-based compensation	585,000	1,321,723
(Gain) loss on sale of marketable securities	(23,379)	205,729
Stock dividend	-	(73,692)
Minority interest	(336,197)	(98,504)
Changes in assets and liabilities:
Accounts receivable	106,647	(257,480)
Inventories	121,335	(209,345)
Prepayments and other current assets	81,108	(36,820)
Accounts payable	58,599	(642,427)
		-
Accrued expenses and other current liabilities	43,457	189,040

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	938,640	(1,092,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	170,252	381,060
Cash received from acquisition of Hua Yang	-	1,314
Cash used for acquisition of Ze An	-	(398,420)
Purchase of property and equipment	(157,062)	(45,766)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	13,190	(61,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	-	448,000
Payments on loan payable	(479,807)	(896,000)
Proceeds from note payable - stockholder	-	(8,054)
Payments on note payable - stockholder	537,658	-
Payments on mortgages payable	(113,868)	(45,661)
Proceeds from stockholders/officers	(196,429)	1,671,987

NET CASH PROVIDED BY FINANCING ACTIVITIES	(252,446)	1,170,272

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,033)	6,405

NET CHANGE IN CASH	698,351	22,750

CASH at beginning of period	117,320	94,570

CASH at end of period	$815,671	$117,320

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$228,395	$205,131

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for debt conversion	$1,000,000	$-
Issuance of common stock for business acquisitions	$-	$455,260
Transfer of certain property for debt reduction	$339,635	$-

See accompanying notes to the financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007

NOTE 1 – ORGANIZATION AND OPERATIONS

Worldwide Biotech & Pharmaceutical Company, (“Worldwide” or the “Company”) was incorporated in Delaware in 1961. In the fourth quarter of 2005, the Company commenced revenue producing operations.

On April 20, 2004, as amended on August 3, 2004 and effective December 16, 2004, under an Agreement and Plan of Reorganization, the Company issued 33,600,000 shares of its common stock for the acquisition of all of the outstanding capital stock of Yangling Daiying Biological Engineering Co., Ltd. (“Daiying”) with the former shareholders of the Company retaining 1,057,102 or approximately 5% of the outstanding stock. As a result of the ownership interests of the former shareholders of Daiying, for financial accounting purposes, the exchange of stock has been treated as a recapitalization of Worldwide with Daiying deemed the accounting acquirer and Worldwide deemed the accounting acquiree under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”). Additionally, as part of the Merger, the Company, whose former name was Sun City Industries, Inc., amended its Articles of Incorporation, and changed its name to Worldwide Biotech & Pharmaceutical Company.

Daiying was incorporated on November 26, 2001 in Shaanxi Province, the People’s Republic of China (the “PRC”). Its principal business activities are to develop and market viruses/viral vectors, external diagnostic reagents, prophylactic vaccines for humans, and oral solid dosage forms of traditional Chinese medicine products.

On March 7, 2005, Daiying formed Shaanxi Daiying Medicine Distribution Co., Ltd. (“Shaanxi”) with a stockholder of the Company, in which Daiying holds a 90% interest. The stockholder’s contribution for its 10% interest was Renminbi (“RMB”) 500,000 (equivalent to $61,956 at December 31, 2005), which has been reduced by its proportional share of Shaanxi’s loss from inception-to-date. Shaanxi’s principal business activities are trading of medicine products.

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

On January 19, 2006, Worldwide by and through its wholly owned subsidiary, Daiying, entered into a Reorganization Agreement with Hunan Hua Yang Pharmaceutical Co. Ltd. (“Hua Yang”) and its shareholders. Pursuant to this agreement, the Company issued 482,800 shares of its common stock to the shareholders of Hua Yang to acquire 51%. Hua Yang, incorporated on June 22, 1999 in Hunan Province, China, engages in developing, manufacturing and marketing synthetic chemical medicine, antibiotics, immune vaccine and nutrient supplements.

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

On December 18, 2006, Daiying, Mr. Aibin Chen and Mr. Zuobin Li, minority shareholders of Ze An and Hua Yang, entered into a Consolidation and Reorganization Agreement (“Consolidation”).  Pursuant to the Consolidation, Ze An merged into Hua Yang with Hua Yang assuming all assets and liabilities of Ze An and Hua Yang continuing as the surviving entity. In addition, as part of the Consolidation, Daiying acquired an additional 15% equity interest in Ze An for a note payable to Mr. Zhongyu Lu, a former shareholder of Ze An, of RMB1,351,200 (equivalent to $172,954 at December 31, 2006).  The note included the principal of RMB1.2 million (equivalent to $153,600 at December 31, 2006) and accrued interest of RMB151,200 (equivalent to $19,354 at December 31, 2006) based on an interest rate of 6.3% per annum with both principal and interest due December 4, 2007; the note is currently passed due.  The Company owns a 67.3486% equity interest of Hua Yang subsequent to the consolidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007

Business combination

In accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”) the Company allocates the purchase price of acquired entities to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values.  The Company engaged an independent third-party appraisal firm to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation required management to make significant estimates and assumptions, especially with respect to intangible assets.

Management makes estimates of fair values based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from revenues, customer relationships, key management and market positions, assumptions about the period of time the acquired trade names will continue to be used in the Company’s combined product portfolio, and discount rates used to establish fair value. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Significant estimates include the estimated useful lives of property and equipment, software copyright and technology. Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Marketable securities

Marketable securities, available-for-sale, securities consisted of investments in the equity of publicly traded companies in China and are stated at market value based on the most recently traded price of these securities at December 31, 2006.  Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated other comprehensive income in stockholders’ equity.  Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses, if any.

Outstanding account balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure to its customers.

Inventories

The Company values inventories, consisting of finished goods, work in progress and raw materials, at the lower of cost or market.  Cost is determined on the weighted average cost method.

Property, plant and equipment

Property, plant and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from five (5) years to 20 years. Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. Leasehold improvements, if any, are amortized on a straight-line basis over the lease period or the estimated useful life, whichever is shorter. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts. Construction in progress includes direct costs of construction of factory building. Interest incurred during the period of construction has not been capitalized as such amounts are considered to be immaterial at this time. Construction in progress is not depreciated until such time as the assets are completed and put into operational use.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007

Land use rights

Land use rights represent the cost to obtain the right to use land in the PRC. Land use rights are carried at cost and amortized on a straight-line basis over the lives of the right ranging from 40 to 50 years.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Licenses

The Company has adopted the guidelines as set out in Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for the licenses. Under the requirements as set out in SFAS No. 142, the Company amortizes the costs of acquired licenses over their remaining legal lives or the term of the contract, whichever is shorter.  Licenses are stated at cost less accumulated amortization and accumulated impairment losses, if any.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Goodwill

The Company follows SFAS No.142 for its goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired.  Goodwill is stated at cost less accumulated impairment losses, if any.

Impairment of long-lived assets

The Company follows Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for its long-lived assets. The Company’s long-lived assets, which include property, plant and equipment, land use rights and licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there was an impairment as to the carrying value of goodwill in connection with the acquisition of Ze An and recorded $871,688 of goodwill impairment loss to the consolidated statements of operations in 2006.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) for its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, trade accounts receivable, prepayments and other current assets, accounts payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.  The Company’s loan and mortgages payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2007.

Revenue recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition.  The Company revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred and the title and risk of loss transfer to the buyer, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  Persuasive evidence of an arrangement is demonstrated via invoice to the customer; product delivery is evidenced by the warehouse shipping log as well as a signed bill of lading from the trucking company and no product return is allowed except for defective or damaged products; the sales price to the customer is fixed upon acceptance of the purchase order; and there are no separate sales rebates, discounts, or volume incentives. The Company manufactures and distributes traditional Chinese medicine, including drink tablets, synthetic medicine, antibiotics, biotech medicine and biotech reagents; wholesale Class II medical devices, Class III medical devices, including but not limited to, medical sewing materials and bond, medical high molecular materials and products, and disposable sterile medical devices. The majority of the Company's revenue derives from sales contracts with distributors. The Company sells certain products to certain customers on a consignment basis. The Company records revenue for consignment transactions when the consignee sells the product to the end users.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007

Stock based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method.  On January 12, 2007, the Company issued 1,400,000 shares of its common stock to three employees pursuant to the 2005 Non-Qualified Stock Compensation Plan (see Note 15(i)).  The Company valued the shares at $0.15 per share, the closing price of the Company’s common stock on the date of issuance and charged $210,000 to stock based compensation. The Company did not issue any stock options or warrants to any employees, directors, officers or third parties since January 1, 2006.

Research and development

Research and development costs are charged to expense as incurred. Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material costs for research and development.

Government grants

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company matches and offsets the government grants with the expenses of the research and development activities as specified in the grant approval document in the corresponding period when such expenses are incurred. There were no government grants to offset against research and development costs for the years ended December 31, 2007 or 2006. In December 2007, the Company received government grants of $246,415 which was recorded as deferred income at December 31, 2007 (See Note 11).

Shipping and handling costs

The Company accounts for shipping and handling fees in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs” (“EITF Issue No. 00-10”). While amounts charged to customers for shipping product are included in revenues, the related costs are classified in cost of goods sold as incurred.

Income taxes

The Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations and Comprehensive Income in the period that includes the enactment date.

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (“SFAS No. 52”) and are included in determining net income or loss.

The financial records of the Company are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the combined and consolidated financial statements. Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for their respective years:

December 31, 2007
Balance sheet                                                                       RMB 7.2946 to US$1.00
Statement of operations and comprehensive income    RMB 7.6072 to US$1.00
December 31, 2006
Balance sheet                                                                       RMB 7.8041 to US$1.00
Statement of operations and comprehensive income    RMB 7.9723 to US$1.00
December 31, 2005
Balance sheet                                                                       RMB 8.0702 to US$1.00

Commencing July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.2765 per US dollar to approximately RMB 8.11 per US dollar on July 21, 2005. Since then, the PBOC administers and regulates the exchange rate of the US dollar against the RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Consolidated Statements of Operations and Comprehensive Income. The foreign currency translation gain at December 31, 2007 and 2006 were $55,454 and $10,672 and effect of exchange rate changes on cash flows for the years then ended were $31,069 and $10,387, respectively.

Comprehensive income

The Company has adopted Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”). This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income, for the Company, consists of net income and foreign currency translation adjustments and is presented in the Combined and Consolidated Statements of Operations and Comprehensive Income and Stockholders’ Equity.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).   Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2007 or 2006.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recently issued accounting pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending December 31, 2008, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007

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

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $11,809,129 and a working capital deficiency of $4,788,543 at December 31, 2007, had a net loss of $393,706 for the year ended December 31, 2007, respectively.

While the Company is attempting to produce sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - ACQUISITIONS

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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007

The acquisition of Hua Yang was accounted for using the purchase method in accordance with SFAS No. 141 “Business Combinations” by allocating the purchase price over the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the net assets acquired and the liabilities assumed over the purchase price was recorded as a proportional reduction of property, plant and equipment. The purchase price has been allocated to the assets and liabilities as follows:

Cash	$1,314
Accounts receivable, net of allowance for doubtful accounts	40,891
Inventories	116,640
Prepayments and other current assets	79,562
Property, plant and equipment	718,311
Land use right	208,259
Licenses	40,968

Notes payable	(8,054)
Accounts payable	(108,526)
Due to stockholders/officers	(103,326)
Accrued expenses and other current liabilities	(99,270)
Advances	(271,436)

Total value	615,333

Less: Minority interest	(301,513)

Total purchase price	$313,820

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

The acquisition was recorded on the purchase method by allocating the purchase price over the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the purchase price over the net of amounts assigned to the assets acquired and the liabilities assumed was recorded as goodwill, if any.

On December 18, 2006, the Company further acquired an additional 15% of equity interest in Ze An by means of taking up a loan payable to a former owner of Ze An at a consideration of RMB1,351,200 (equivalent to $172,954). The former owner agreed that the Company was entitled to the beneficial interest of Ze An since January 19, 2006.

As a result, the Company has an aggregate equity interest of 80% of Ze An and the total purchase price of $725,154 was allocated as follows:

Cash	$12,340
Accounts receivable, net of allowance for doubtful accounts	89,901
Inventories	235,305
Prepayments and other current assets	17,949
Property, plant and equipment	1,815,244
Land use right	51,464

Loan payable	(619,563)
Accounts payable	(275,517)
Due to stockholders/officers	(34,588)
Accrued expenses and other current liabilities	(72,792)
Advances	(163,783)
Note payable	(1,239,127)
Goodwill	871,688

Total value	615,333

Less: Minority interest	(36,633)

Total purchase price	$725,154

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007

Goodwill of $871,688 represented the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. In accordance with SFAS No. 142, goodwill is not amortized but is tested for impairment at least annually.

As of December 31, 2006, the Company performed an impairment test relating to goodwill arising from this acquisition and concluded that there was an impairment as to the carrying value of goodwill and recorded $871,688 of impairment loss to the consolidated statements of operations.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2007 and 2006 consisted of the following:

	December 31
	2007	2006
Accounts receivable	$424,924	$399,609
Less allowance for doubtful accounts	(353,195)	(233,058)

	$71,729	$166,551

For the years ended December 31, 2007 and 2006, the Company recorded bad debt expense of $0 and $233,058, respectively.

NOTE 5 – INVENTORIES

Inventories at December 31, 2007 and 2006 consisted of the following:

	December 31
	2007	2006
Raw materials	$82,770	$136,817
Work in process	-	148,842
Finished goods	494,987	280,906
	577,757	566,565
Less inventory obsolescence	(398,904)	(286,277)

	$178,853	$280,288

NOTE 6 – PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets at December 31, 2007 and 2006 consisted of the following:

	December 31
	2007	2006
Advance on purchases	$115,205	$71,843
Prepaid value-added taxes	-	9,461
Advances to employees	-	103,650
Other receivables	6,215	4,147

	$121,420	$189,101

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment stated at cost, less accumulated depreciation at December 31, 2007 and 2006 consisted of the following:

	Estimated Useful	December 31
	Life (Years)	2007	2006
Building and improvement	20	$4,428,515	$4,145,840
Machinery and equipment	5-8	1,406,526	461,769
Vehicles	8	178,730	149,050
Construction in progress (b)		-	1,099,731

		6,013,771	5,856,390
Less accumulated depreciation		(1,243,377)	(595,095)

		$4,770,394	$5,261,295

(a)           Depreciation and amortization expense

Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was $695,776 and $411,236, respectively.

(b)           Construction in progress

Construction in progress comprised capital expenditures for construction of the Company’s new production line, including machinery and equipment and facility set up charges.  Upon completion of the construction, the construction in progress was reclassified as machinery and equipment.  The Company did not capitalize any interest expense to construction in progress for the years ended December 31, 2007 or 2006.

NOTE 8 – LAND USE RIGHTS

Land use rights at cost, less accumulated amortization at December 31, 2007 and 2006 consisted of the following:

	December 31
	2007	2006
Land use rights	$828,834	$773,890
Less accumulated amortization	(80,385)	(58,584)

	$748,449	$715,306

(a)           Amortization expense

Amortization expense for the years ended December 31, 2007 and 2006 was $16,918 and $17,706, respectively. Amortization expense for the next five years is approximately $17,643 per year.

NOTE 9 – LICENSES

Licenses at cost, less accumulated amortization at December 31, 2007 and 2006 consisted of the following:

	December 31
	2007	2006
Licenses	$39,369	$36,759
Less accumulated amortization	(25,772)	(13,960)

	$13,597	$22,799

(a)           Amortization expense

Amortization expense for the years ended December 31, 2007 and 2006 was $10,376 and $11,659, respectively. Amortization expense for the next five years is approximately $10,820 per year.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007

NOTE 10 – LOANS PAYABLE

Loans payable at December 31, 2007 and 2006 consisted of the following:

	December 31
	2007	2006
Loan payable is unsecured, payable to a financial institution, guaranteed by an independent third party, with an average interest at 7.254% per annum payable monthly, with principal due and paid on April 30, 2007.	$-	$448,000

Loan payable is collateralized by all of Hua Yang’s equipment, building and land use right, payable to a financial institution, with interest at 6.696% per annum payable monthly, with principal due May 27, 2007. The loan is currently past due. The Company paid interest through May 20, 2007 and interest accrued through December 31, 2007 was included in Accrued interest (See Note 11).	658,021	614,400

	$658,021	$1,062,400

NOTE 11 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2007 and 2006, consisted of the following:

	December 31
	2007	2006
Accrued expenses	$53,625	$101,780
Other taxes payable	19,312	19,969
Customer deposits	72,976	21,988
Salaries and benefits payable	72,354	71,916
Other payables	767,169	853,214
Deferred income	246,415	-
Accrued interest	86,682	-

	$1,318,533	$1,068,867

NOTE 12 – NOTE PAYABLE – BANK

Note payable – bank at December 31, 2007 and 2006 consisted of the following:

	December 31
	2007	2006
Note payable - bank is collateralized by all of Hua Yang’s equipment, building and land use right, and is payable to a financial institution, with interest at 6.696% per annum payable monthly, with RMB5 million (equivalent $667,307) due April 29, 2007 and RMB5 million ($667,308) due April 27, 2008. The note is currently past due for the first principal payment due on April 29, 2007. The Company paid interest through May 20, 2007 and interest accrued through December 31, 2007 was included in Accrued interest (See Note 11).	$1,370,877	$1,280,000
Less current maturities	(1,370,877)	-

	$-	$1,280,000

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007

NOTE 13 – MORTGAGE PAYABLE

Mortgage payable at December 31, 2007 and 2006 consisted of the following:

	December 31
	2007	2006
Mortgage payable to a financial institution, payable monthly including interest at 5.04% per annum adjustable annually per People’s Bank of China (“PBOC”), through December 1, 2009 and collateralized by related property. Remaining mortgage balance at September 30, 2007 was transferred to a stockholder along with transfer of property to reduce debt (See Note 14(ii)).	$-	$83,021

Mortgage payable to a financial institution, payable monthly including interest at 5.85% per annum adjustable annually per People’s Bank of China (“PBOC”), through June 24, 2024 and collateralized by related property. Remaining mortgage balance at September 30, 2007 was transferred to a stockholder along with transfer of property to reduce debt (See Note 14(ii)).	-	116,982

Mortgage payable to a financial institution, payable monthly including interest at 5.04% per annum adjustable annually per People’s Bank of China (“PBOC”), through June 17, 2024 and collateralized by related property. In December 2007, Jin Hao, a stockholder of the Company took over the mortgage and accordingly this mortgage became due to related parties.	-	45,484

	-	245,487
Less current maturities	-	(32,520)

	$-	$212,967

NOTE 14 – RELATED PARTY TRANSACTIONS

(i) Due to and notes payable – related parties

Due to and notes payable – related parties at December 31, 2007 and 2006 consisted of the following:

	December 31
	2007	2006
Due to related parties (a)	$2,070,831	$2,468,719
Note payable – stockholder (b)	185,233	172,954
Advances from and note payable to a related party (c)	-	487,424

(a)	The chief executive officer and a stockholder advanced funds to the Company for its working capital. These advances were unsecured, due on demand and non-interest bearing.

(b)
Note payable to a stockholder is unsecured, payable to a stockholder with interest at 6.3% per annum and due December 4, 2007.  The note is currently past due and interest accrued through December 31, 2007 was included in Accrued interest (See Note 11).

(c)
Advances from and note payable to a related party is unsecured, payable to a related party with interest at 12% per annum and due June 30, 2007.  On March 31, 2007, Xi’An Jin Hao Sci-Tech Investment Management Co., Ltd. (formerly Xi’An Jin You Sci-Tech Investment Management Co., Ltd.) (“Jin Hao”), a stockholder of the Company converted RMB7.73 million (equivalent to $1 million at the date of conversion) to 10,000,000 shares of the Company’s common stock at $0.10 per share, the closing price of the Company’s common stock on the date of conversion.

(ii) Transfer of certain property to a stockholder to reduce debt

On September 30, 2007, the Company and Jin Hao, a stockholder of the Company reached an agreement whereby the Company transferred certain property to Jin Hao, with the original cost of RMB3,030,707 and Jin Hao assumed the remaining mortgage of RMB1,087,250 and relieved debt of RMB1,943,457. Upon transfer of the property, the related cost of RMB3,030,707 (equivalent to $41,547 at December 31, 2007), accumulated depreciation of RMB447,032 ($61,283) remaining mortgage of RMB1,087,250 ($149,049) and the payable to Jin Hao of RMB1,943,457 ($266,424) were removed from the accounts with the excess value of the payable and assumed mortgage over the net book value of the transferred property being recorded as a contribution to capital.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007

NOTE 15 – STOCKHOLDER’S EQUITY

(i) Common stock

On January 19, 2006, the Company issued 482,800 shares of common stock to acquire Hua Yang and 217,600 of shares of common stock to acquire Ze An.

On September 7, 2006, the Company further issued 2,158,151 shares of common stock to consultant A, as more fully described in Note 17.

On January 12, 2007, the Company issued 1,400,000 shares of its common stock to three employees pursuant to the 2005 Non-Qualified Stock Compensation Plan. The Company valued the shares at $0.15 per share, the closing price of the Company’s common stock on the date of issuance and recorded $210,000 as stock based compensation.

On March 31, 2007, Xi'An Jin Hao Sci-Tech Investment Management Co., Ltd. (formerly Xi'An Jin You Sci-Tech Investment Management Co., Ltd.) (“Jin Hao”), a stockholder of the Company converted RMB7.73 million debt (equivalent to $1 million at the date of conversion) to 10,000,000 shares of the Company’s common stock at $0.10 per share, the closing price of the Company’s common stock on the date of conversion (See Note 14(i)(c)).

(ii) Stock compensation plan

On May 20, 2005, the Board of Directors adopted the 2005 Non-Qualified Stock Compensation Plan (“the Plan”) under which the Company may grant to employees, officers, directors, attorneys, consultants or other advisers of the Company or affiliated companies the non-statutory stock options and common stock to purchase up to 5,000,000 unissued or reacquired shares of common stock of the Company. The terms of stock option or common stock shall be no longer than ten years from the date of grant and shall terminate: (1) upon termination of employment for cause; (2) twelve months from the date of termination of employment for without cause.

The Plan shall be administered by the Board of Directors or the Compensation Committee, when appointed.   This Plan shall expire on May 20, 2015, except as to options then outstanding, which shall remain in effect until they have expired or been exercised.  For the year ended December 31, 2005, 600,000 shares of common stocks were issued to its employees and 3,000,000 shares of common stocks were issued to consultants.  For the year ended December 31, 2006, no options or common stocks were granted under this plan.  For the year ended December 31, 2007, 1,400,000 shares of common stocks were issued to its employees.  Of the total authorized for issuance at December 31, 2007, all of the 5,000,000 shares were issued and none were available for future issuance.

(iii) Warrants

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

A summary of the status of the Company’s outstanding stock warrants granted for services as of December 31, 2007 and changes during the year is as follows:

	Number of Option Shares	Exercise Price Range Per Share		Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
(in years)
Balance, January 1, 2006	3,000,000		$0.75 – 3.50		$2.20	---	$	---
Granted	---		---		---	---		---
Exercised	---		---		---	---		---
Expired	---		---		---	---		---
Cancelled or fortified	(3,000,000)		0.75 – 3.50		2.20	---		---
Balance, December 31, 2006	---	$	---	$	---	---	$	---
Vested and exercisable, December 31, 2006	---	$	---	$	---	---	$	---

For the year ended December 31, 2006, all outstanding warrants were forfeited (see Note 17).

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007

NOTE 16 – GOVERNMENT SUBSIDY

For the year ended December 31, 2007, the Company received $1,340,835 from the government to offset expenses previously incurred. The Company was entitled to such subsidy due to the fact that it operates in a High-Tech Development Zone. The government grant is to encourage continued research and development activities and is non-refundable and credited to other income upon receipt.

NOTE 17 – CONSULTING AGREEMENT

Pursuant to the amended Consulting Agreement effective of December 16, 2004, the Company entered into a consulting agreement with a company owned by a former shareholder of the Company (“Consultant A”). The consulting agreement provided for services to be rendered by the related party as an independent contractor, which services include but are not limited to assisting the Company in the dissemination of information pursuant to the Company’s obligation to report certain information under the Securities Exchange Act of 1934, as amended. 2,800,000 shares of common stock were issued to Consultant A (see Note 15(iii)).

Consultant A was also entitled to receive up to $1 million to be paid from funding received in excess of $4 million which could be used by Consultant A for business related services along with a fee of 1.5% of the amount exceeding $4 million in the event Consultant A provides a source of debt financing and 3,000,000 shares of the Company’s common stock to be issued in accordance with the terms of a warrant agreement (See Note 15(iii)). Since these warrants are earned over the term of the agreement and are subject to forfeiture, the Company has accounted for these under variable accounting method pursuant to EITF 96-18. Accordingly, the Company recorded at fair value the calculated value of the warrants earned at the end of each period until the warrants are earned. On April 4, 2005, the Company settled with the Consultant A and the warrants were deemed earned. For the year ended December 31, 2005, the Company recognized additional stock based compensation and additional paid in capital of $799,295 respectively. On March 31, 2006, since the Registration Statement on Form SB-2 (Registration Statement) was not effectively filed, the Company commenced litigation against Consultant A.

On September 7, 2006, the Company and Consultant A entered into the Release and Satisfaction agreement (“Release”).  Pursuant to the Release, both the Company and Consultant A agreed with a full release and terminated the Consulting Agreement by issuance of 2,158,151 shares of common stock to Consultant A and forfeiture of all remaining 3,000,000 warrants.  For the year ended December 31, 2006, the Company charged $323,723 of stock-based compensation to operations.

NOTE 18 – INCOME TAXES

Worldwide is a non-operating holding company. The Company’s BVI subsidiary is exempt from income taxes. Substantially all of the Company’s income (loss) before income taxes and related tax expense are from PRC sources.

United States income tax

Worldwide is registered in the State of Delaware and is subjected to United States of America tax law. Worldwide did not have any taxable income for the years ended December 31, 2007 and 2006 and no provision for income taxes has been made in the United States.

BVI income tax

Under the current BVI tax law, Glory Dragon’s income is not subject to taxation.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007

PRC income tax

The Company conducts all of its business through its PRC subsidiaries namely Shaanxi Allied, Daiying, Shaanxi and Hua Yang. All of the Company’s PRC subsidiaries are subjected to PRC’s Enterprise Income Tax governed by the Income Tax Law of the People’s Republic of China (the “PRC Income Tax Law”).  Under the PRC Income Tax Law, Shaanxi Allied, as a foreign investment enterprises is exempted from income tax for two (2) years from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% exemption of income tax for the immediate next three (3) calendar years (“tax holiday”).  Shaanxi Allied did not have any taxable income for the years ended December 31, 2007 and 2006 and no provision for income taxes has been made.  Daiying is located in Yangling High Tech Zone approved by the relevant PRC tax bureau whereas Daiying is entitled to a preferential tax rate of 15%. The statutory income tax rate for Daiying for relevant periods is 15% prior to December 31, 2007 and 25% as of January 1, 2008 and forward.  Shaanxi and Hua Yang, which are local PRC companies are generally subjected to a statutory income tax rate of 33%. The statutory income tax rate for Shaanxi and Hua Yang for relevant periods is 33% prior to December 31, 2007 and 25% as of January 1, 2008 and forward.

(i)	Income taxes in the consolidated statements of operations and comprehensive income

A reconciliation of the Chinese statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended
	December 31, 2007	December 31, 2006
Chinese statutory income tax rate	33.0%	33.0%
Increase (reduction) in income taxes resulting from:
Net operating loss (“NOL”) carry-forwards	(33.0)	(33.0)
Tax holiday	-	-

Effective income tax rate	0.0%	0.0%

The components of net operating loss as of December 31, 2007 and 2006 by tax jurisdictions are as follows:

	December 31
	2007	2006
NOL carry-forwards from the U.S. operations	$2,086,131	$1,387,723
NOL carry-forwards from the BVI operations	-	713
NOL carry-forwards from the PRC operations	1,417,892	2,044,078

	$3,504,023	$3,432,514

At December 31, 2007, the Company has available for income tax purposes net operating loss (“NOL”) carry-forwards of $5,671,570 from the PRC operations that may be used to offset future taxable income through the year ending December 31, 2012.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax assets of approximately $1,417,893 was not considered more likely than not and accordingly, the potential tax benefits of the net operating loss carry-forwards are fully offset by a valuation allowance of $1,417,892.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards from the PRC operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance decreased approximately $453,726 and increased by $932,162 for the years ended December 31, 2007 and 2006, respectively.

Components of deferred tax assets as of December 31, 2007 and 2006 are as follows:

	December 31
	2007	2006
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$1,871,618	2,044,078
Cumulative effect of statutory reduction of enacted income tax rate effective January 1, 2008	(453,726)

Less valuation allowance	(1,417,892)	(2,044,078)

Deferred tax assets, net of valuation allowance	$-	$-

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007

NOTE 19 – CONCENTRATIONS AND CREDIT RISK

(i) Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of December 31, 2007, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

(ii) Customer concentration

One unrelated customer accounted for 33.7% of total sales for the year ended December 31, 2007.

NOTE 20 - FOREIGN OPERATIONS

(i) Operations

Substantially all of the Company’s operations are carried out and all of its assets are located in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

(ii) Dividends and reserves

Under the Corporation Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years’ losses, if any; (ii) allocations to the “Statutory Surplus Reserve” of at least 10% of net income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital; (iii) allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory Common Welfare Fund”, which is established for the purpose of providing employee facilities and other collective benefits to employees in PRC; and (iv) allocations to any discretionary surplus reserve, if approved by stockholders.

As of December 31, 2007, the Company established and segregated in retained earnings an aggregate amount for the Statutory Surplus Reserve and the Statutory Common Welfare Fund of $0.