Form 10-Q
period 2008-03-31
Worldwide Biotech & Pharmaceutical CO
filed 2008-05-20
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended March 31, 2008

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
Jie Zuo Mansion, Xi'an, Shaanxi 710075
P.R. China
(Address of principal executive offices)

86-29-88193339
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐       Non-Accelerated Filer ☐       Smaller Reporting Company ☒

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of November 9, 2007, there were 53,915,653 shares of the common stock issued and outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐     No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES

FORM 10-Q

March 31, 2008

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES

March 31, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Consolidated Balance Sheets at March 31, 2008 (Unaudited) and December 31, 2007	4

Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	6

Notes to the Consolidated Financial Statements (Unaudited)	7 - 11

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$620,714	$815,671
Accounts receivable, net	62,976	71,729
Inventories	121,099	178,853
Prepayments and other current assets	182,146	121,420

Total Current Assets	986,935	1,187,673

PROPERTY, PLANT AND EQUIPMENT, net	4,923,304	4,770,394

LICENSES, net	11,328	13,597

LAND USE RIGHTS, net	774,294	748,449

Total Assets	$6,695,861	$6,720,113

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loan payable	$684,541	$658,021
Note payable	192,698	185,233
Current maturities of note payable - bank	1,426,127	1,370,877
Accounts payable	309,594	372,721
Due to related parties	2,178,628	2,073,826
Other current liabilities	1,359,728	1,318,533

Total Current Liabilities	6,151,316	5,979,211

MINORITY INTEREST	82,525	56,378

Total Liabilities	6,233,841	6,035,589

STOCKHOLDERS' EQUITY:
Common stock $.001 par value; 90,000,000 shares authorized; 53,915,653 shares issued and outstanding,	53,916	53,916
Additional paid-in capital	12,381,441	12,381,441
Accumulated deficit	(12,060,222)	(11,809,129)
Accumulated other comprehensive income (loss):
Foreign currency translation gain	86,885	58,296

Total Stockholders' Equity	462,020	684,524

Total Liabilities and Stockholders' Equity	$6,695,861	$6,720,113

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Year Ended
	March 31, 2008	March 31, 2007

NET REVENUES	$14,898	$21,762

COST OF GOODS SOLD	9,806	18,820

GROSS PROFIT	5,092	2,942

OPERATING EXPENSES:
Selling expenses	16,750	6,687
Research and development	11,670	-
Professional fees	8,461	15,000
Stock-based compensation	-	199,500
General and administrative	128,987	259,138

Total Operating Expenses	165,868	480,325

LOSS FROM OPERATIONS	(160,776)	(477,383)

OTHER (INCOME) EXPENSE:
Interest income	(81)	-
Interest expense	60,929	50,671
Other (income) expense	-	(2,276)
Realized (gain) loss on sale of marketable securities	6,084	(19,509)

Total Other Income (Expenses)	66,932	28,886

LOSS BEFORE MINORITY INTEREST	(227,708)	(506,269)

MINORITY INTEREST	23,385	(83,306)

NET LOSS	(251,093)	(422,963)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	28,589	27,518

COMPREHENSIVE LOSS	$(222,504)	$(395,445)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share - Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	53,915,653	42,515,653

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(251,093)	$(422,963)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	60,896	105,053
Allowance for doubtful accounts	-	84,346
Stock-based compensation	-	199,500
Gain on sale of marketable securities	-	(19,509)
Minority interest	23,385	(83,306)
Changes in assets and liabilities:
Accounts receivable	11,643	247
Inventories	64,961	(10,070)
Prepayments and other current assets	(55,833)	70,221
Accounts payable	(78,149)	(29,493)
Accrued expenses and other current liabilities	(5,754)	149,448

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(229,944)	43,474

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	-	172,857
Purchase of property and equipment	(14,413)	(167,139)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(14,413)	5,718

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	-	(4,546)
Proceeds from (payment to) stockholders/officers	21,344	(63,087)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	21,344	(67,633)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	28,056	27,518

NET CHANGE IN CASH	(194,957)	9,077

CASH at beginning of period	815,671	117,320

CASH at end of period	$620,714	$126,397

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for debt conversion	$-	$1,000,000

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2008
(Unaudited)

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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2008
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2007 and notes thereto contained in the Report on Form 10-KSB of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2008.  Interim results are not necessarily indicative of the results for the full year.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period.  Significant estimates include the estimated useful lives of property, plant and equipment, land use rihgt and licenses. Actual results could differ from those estimates.

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
March 31, 2008
(Unaudited)

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets for the three months ended March 31, 2008 or 2007.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) for its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, trade accounts receivable, prepayments and other current assets, accounts payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.  The Company’s loan approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2008.

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
March 31, 2008
(Unaudited)

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

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand.  Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective years:

March 31, 2008
Balance sheet	RMB 7.0120 to US$1.00
Statement of operations and comprehensive income	RMB 7.1590 to US$1.00

December 31, 2007
Balance sheet	RMB 7.2946 to US$1.00
Statement of operations and comprehensive income	RMB 7.6072 to US$1.00

March 31, 2007
Balance sheet	RMB 7.7232 to US$1.00
Statement of operations and comprehensive income	RMB 7.7582 to US$1.00

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2008
(Unaudited)

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

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Consolidated Statements of Operations and Comprehensive loss.  The foreign currency translation gain at March 31, 2008 and 2007 were $28,589 and $27,518 and effect of exchange rate changes on cash flows for the three months period then ended were $28,506 and $27,518, respectively.

Comprehensive income (loss)

The Company has adopted Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”).  This statement establishes rules for the reporting of comprehensive income (loss) and its components.  Comprehensive income (loss), for the Company, consists of net loss and foreign currency translation adjustments and is presented in the Consolidated Statements of Operations and Comprehensive Income (loss) and Stockholders’ Equity.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2008 or 2007.

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
March 31, 2008
(Unaudited)

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $12,060,222 and a working capital deficiency of $5,119,711 at March 31, 2008, a net loss of $251,093 and net cash used in operations of $229,944 for the three months ended March 31, 2008, respectively.

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Accounts receivable	$430,406	$424,924
Less allowance for doubtful accounts	(367,430)	(353,195)

	$62,976	$71,729

For the three month period ended March 31, 2008 and 2007, the Company did not record any bad debt expense.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2008
(Unaudited)

NOTE 5 – INVENTORIES

Inventories at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Raw materials	$90,824	$82,770
Work in process	7,886	-
Finished goods	460,185	494,987
	558,895	577,757
Less inventory obsolescence	(437,796)	(398,904)

	$121,099	$178,853

NOTE 6 – RELATED PARTY TRANSACTIONS

Due to and notes payable – related parties at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Due to related parties (a)	$2,178,628	$2,073,826
Note payable – stockholder (b)	192,698	185,233

(a)	The chief executive officer and a stockholder advanced funds to the Company for its working capital. These advances are unsecured, due on demand and non-interest bearing.

(b)	Note payable to a stockholder is unsecured, payable to a stockholder with interest at 6.3% per annum and due December 4, 2007. The note is currently past due.

NOTE 7 – CONCENTRATIONS AND CREDIT RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of March 31, 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2008
(Unaudited)

NOTE 8 - FOREIGN OPERATIONS

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

As of March 31, 2008, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

A.	PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following analysis of the Company's results of operations and financial condition should be read in conjunction with the financial statements of Worldwide Biotech & Pharmaceutical Company for the year ended December 31, 2007 and notes thereto contained in Report on Form 10-KSB of Worldwide Biotech & Pharmaceutical Company as filed with the Securities and Exchange Commission.

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

The following analysis shows the selected unaudited consolidated statement of operations data of the Company for the three month period ended March 31, 2008 and March 31, 2007.

Results of Operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007

Revenues

For the three months ended March 31, 2008, our revenues were $14,898 as compared to $ 21,762 for the three months ended March 31, 2007, a decrease of $6,864. We attribute this decrease in net revenues to the lower revenues generated from Hua Yang, a majority owned subsidiary.

Cost of Sales and Gross Profit

For the three months ended March 31, 2008, cost of sales amounted to $ 9,806 as compared to cost of sales of $ 18,820 for the three months ended March 31, 2007. Gross profit for the three months ended March 31, 2008 was $5,092, as compared to $ 2,942 for the three months ended March 31, 2007.

Operating Expenses

For the three months ended March 31, 2008, total operating expenses were $165,868 as compared to $480,325 for the three months ended March 31, 2007, a decrease of $314,457, or approximately 65.5%.

Included in this decrease was:

•
For the three months ended March 31, 2008, we incurred selling expense of $16,750 as compared to $6,687 for the three months ended March 31, 2007. We increased the selling expense in the first three months of 2008 to promote sales activities and build our sales network.

•
For the three months ended March 31, 2008, we incurred research and development cost of $11,670 compared to $0 for the three months ended March 31, 2007, attributable to increased research and development activities on drug screening research.

•	For the three months ended March 31, 2008, we incurred professional fees of $8,461 as compared to $15,000 for the three months ended March 31, 2007, a decrease of $6,539.
•	Stock-based compensation expense was $0 for the three months ended March 31, 2008 from $199,500 for the three months ended March 31, 2007.
•
For the three months ended March 31, 2008, general and administrative expenses were $128,987 as compared to $259,138 for the three months ended March 31, 2007, a decrease of $130,151, approximately (50.2%). The decrease was attributable to the consolidation of Hua Yang and Ze An that reduced certain general and administrative expenses and some steps to be taken to control the expenses of the company.

For the three months ended March 31, 2008, interest expense was $60,929 as compared to $50,671 for the three months ended March 31, 2007. For the three months ended March 31, 2008, other expenses were $0 as compared to $2,276 for the three months ended March 31, 2007.

As a result of these factors, The Company reported a net loss of ($251,093) or $0.00 per share for the three months ended March 31, 2008, as compared to a net loss of ($422,963) or ($0.01) per share for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had cash and cash equivalents of $620,714.

Net cash used in operating activities for the three months ended March 31, 2008 was $229,944 as compared to net cash provided by operating activities of $43,474 for the three months ended March 31, 2007. For the three months ended March 31, 2008, we used cash to fund our loss of $251,093; our inventories decreased by $64,961; accounts payable decreased by $78,149, and received net cash on accounts receivable of $11,643, prepayments and other current assets increased by $55,833, accrued liabilities and other payable decreased by $5,754, and by an increase in the minority interest portion of non-majority owned subsidiaries’ losses, offset by non-cash items such as depreciation and amortization of $60,896. For the three months ended March 31, 2007, we used cash to fund our loss of $422,963 and to reductions of accounts receivable of $247 funding of inventories of $10,070, accounts payable of $29,493, increasing accrued expenses and other current liabilities by $149,448, a decrease by minority interests portion of non-majority owned subsidiaries losses, offset by non-cash items such as depreciation and amortization of $105,053, stock-based compensation of $199,500 and decreases in prepayments and other current assets of $70,221.

Net cash used in investing activities for the three months ended March 31, 2008 was $14,413 as compared to net cash used in investing activities for the three months ended March 31, 2007 of $5,718. For the three months ended March 31, 2008, we used cash of $14,413 for purchase of plant and equipment. For the three months ended March 31, 2007, we used cash for purchase of plant and equipment of $167,139.

Net cash provided by financing activities for the three months ended March 31, 2008 was $21,344 as compared to net cash used in financing activities for the three months ended March 31, 2007 of $67,633. For the three months ended March 31, 2008, the Company received $21,344 from stockholders/officers. For the three months ended March 31, 2007, the Company received net proceeds of $63,087 from stockholders/officers; these were offset by the repayment of mortgages payable of $4,546.

The Company has not generated sufficient cash flows from operations. If the Company does not generate enough revenues from the sales of its products to meet the cash needs, the Company will need other financing to continue to operate. As the Company tries to increases sales from its products and services, the Company expects to increase cash flows from operations.

The Company currently has no material commitments for capital expenditures.

We are not aware of any known trends, events or uncertainties that have, or are reasonably likely to have, material impact on the Company’s short-term or long-term liquidity.  We have no source of liquidity from operations at the present time. However, we might pursue increasing liquidity through the registration of various shares of stock in a registration statement to be filed with the Securities & Exchange Commission. We are in need of additional funds to meet various anticipated capital expenditures which include research and development for a drug-screening system for anti-HCV drugs and HCV vaccines, production of products for release into the market, mergers of companies that would align the Company’s business plans, and various funds to market our technology and products to create interest in the market place.

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

Efforts to improve the Company’s financial results

The Company has incurred losses since inception. Management has taken great efforts to improve the Company’s results of operations and cash flows. The actions included:

(a)	Improve the capital conditions

We will take several steps to improve the capital conditions including increase bank loan and attracting new investment.

(b)	Increase in marketing activities and sales

We begin to manufacture some drugs which we didn’t make before which will increase our sale in marketing. And we also take some policy to stimulate the salesmen to increase the sale.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements at March 31, 2008.

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

In September 2006, FASB issued SFAS No. 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have any effect on the Company’s financial condition and results of operations since the Company does not have any defined benefit or other postretirement plans.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As our major products are medicines and clinical tests kits. So we are currently subject to market risk primarily through the two points. The first one is the quality of the medicine. The quality of medicine we make decide the income, reputation and profit of our company. The second one is the policy risk, especially the SFDA policy on drug manufacture and selling. We do not believe that the effect of other changes, such as foreign exchange rates and equity prices currently pose significant market risk for us.

We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

Item 4(A). Controls and Procedures

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

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.  See the discussion under Item 4(A) above.

(b)           This Quarterly Report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this Quarterly Report.

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

Not Applicable

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

Date: May 19, 2008

/s/ Wenxia Guo
Wenxia Guo
Chief Executive Officer, Director
(Principal Executive Officer)

Date: May 19, 2008

/s/ Peiyi Tian
Peiyi Tian
VP, Treasurer, CFO, Director
(Principal Financial and Accounting Officer)

Date: May 19, 2008

/s/ Huimin Zhang
Huimin Zhang
Director