Form 10-Q
period 2008-06-30
Worldwide Biotech & Pharmaceutical CO
filed 2008-08-19
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer☐   Smaller Reporting Company ☒

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of November 9, 2007, there were 53,915,653 shares of the common stock issued and outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐   No ☒

Transitional Small Business Disclosure Format (check one):   Yes ☒    No ☐

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES

FORM 10-Q

June 30, 2008

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES

June 30, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Consolidated Balance Sheets at June 30, 2008 (Unaudited) and December 31, 2007	4

Consolidated Statements of Operations and Comprehensive Income for the Three Months and Six Months Ended June 30, 2008 and 2007 (Unaudited)	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (Unaudited)	6

Notes to the Consolidated Financial Statements (Unaudited)	7 - 14

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$263,523	$815,671
Accounts receivable, net (Note 4)	85,019	71,729
Inventories (Note 5)	312,002	178,853
Prepayments and other current assets	286,232	121,420

Total Current Assets	946,776	1,187,673

PROPERTY, PLANT AND EQUIPMENT, net	4,934,474	4,770,394

LICENSES, net	5,821	13,597

LAND USE RIGHTS, net	787,139	748,449

Total Assets	$6,674,210	$6,720,113

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loan payable	$699,800	$658,021
Note payable- stockholder (Note 6)	196,994	185,233
Current maturities of note payable - bank	1,457,917	1,370,877
Accounts payable	414,313	372,721
Due to related parties (Note 6)	2,159,015	2,073,826
Other current liabilities	1,441,454	1,318,533

Total Current Liabilities	6,369,493	5,979,211

MINORITY INTEREST	-	56,378

Total Liabilities	6,369,493	6,035,589

STOCKHOLDERS' EQUITY:
Common stock $.001 par value; 90,000,000 shares authorized; 53,915,653 shares issued and outstanding,	53,916	53,916
Additional paid-in capital	12,381,441	12,381,441
Accumulated deficit	(12,236,790)	(11,809,129)
Accumulated other comprehensive income (loss):
Foreign currency translation gain	106,150	58,296

Total Stockholders' Equity	304,717	684,524

Total Liabilities and Stockholders' Equity	$6,674,210	$6,720,113

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

NET REVENUES	$69,347	$121,779	$84,245	$143,541

COST OF GOODS SOLD	58,201	104,326	68,007	123,146

GROSS PROFIT	11,146	17,453	16,238	20,395

OPERATING EXPENSES:
Selling expenses	13,393	7,978	30,143	14,665
Research and development	980	48,475	12,650	48,475
Professional fees	55,926	(10,907)	64,387	4,093
Stock-based compensation	-	385,500	-	585,000
General and administrative	115,245	58,960	244,232	318,098

Total Operating Expenses	185,544	490,006	351,412	970,331

LOSS FROM OPERATIONS	(174,398)	(472,553)	(335,174)	(949,936)

OTHER (INCOME) EXPENSES:
Interest income	(45,124)	-	(45,205)	-
Interest expense	88,044	40,919	148,973	91,590
Other (income) expense	7,325	2,276	7,325	-
Realized (gain) loss on sale of marketable securities	-	(3,535)	6,084	(23,044)

Total Other (Income) Expenses	50,245	39,660	117,177	68,546

LOSS BEFORE MINORITY INTEREST	(224,643)	(512,213)	(452,351)	(1,018,482)

MINORITY INTEREST	(1,305)	29,334	(24,690)	(53,972)

NET LOSS	(223,338)	(541,547)	(427,661)	(964,510)

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on marketable securities	-	-	-	32,793
Foreign currency translation gain	19,265	(4,020)	47,854	(21,361)

COMPREHENSIVE LOSS	$(204,073)	$(545,567)	$(379,807)	$(953,078)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Net loss per common share - Basic and diluted
	53,915,653	53,915,653	53,915,653	48,850,833

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(427,661)	$(964,510)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	187,212	135,455
Stock-based compensation	-	585,000
Gain on sale of marketable securities	-	(23,044)
Minority interest	(24,690)	(53,972)
Changes in assets and liabilities:
Accounts receivable	(13,290)	27,278
Inventories	(133,149)	(731)
Prepayments and other current assets	(164,812)	69,363
Accounts payable	41,592	60,653
Accrued expenses and other current liabilities	122,921	(678,068)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(411,877)	(842,576)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	-	160,017
Purchase of property and equipment	(150,616)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(150,616)	160,017

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on loan payable	-	(450,961)
Proceeds from note payable - stockholder	-	505,334
Payment on mortgages payable	-	(32,829)
Repayment for due to related parties	(44,981)	-
Proceeds from stockholders/officers	-	636,099

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(44,981)	657,643

EFFECT OF EXCHANGE RATE CHANGES ON CASH	55,326	3,794

NET CHANGE IN CASH	(552,148)	(21,122)

CASH at beginning of period	815,671	117,320

CASH at end of period	$263,523	$96,198

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$200,801

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for debt conversion	$-	$1,000,000

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

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

On March 7, 2005, Daiying formed Shaanxi Daiying Medicine Distribution Co., Ltd. (“Shaanxi”) with a stockholder of the Company, in which Daiying holds a 90% interest. The stockholder's contribution for its 10% interest was Renminbi (“RMB”) 500,000 (equivalent to $61,956 at December 31, 2005), which has been reduced by its proportional share of Shaanxi's loss from inception-to-date. Shaanxi's principal business activities are trading of medicine products.

On July 26, 2005, Glory Dragon Investments Ltd. (“Glory Dragon”), an international business company, was formed in the British Virgin Islands by the Company. Glory Dragon then established a wholly-owned foreign investment company in the People's Republic of China known as Shaanxi Allied Shine International Investment Management Consulting Ltd. (“Shaanxi Allied”) on December 27, 2005. Worldwide transferred all of its shares in Daiying to Shaanxi Allied on December 27, 2005.

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
June 30, 2008
(Unaudited)

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

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses, if any.

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
June 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Impairment of long-lived assets

The Company follows Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for its long-lived assets. The Company's long-lived assets, which include property, plant and equipment, land use rights and licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets for the six months ended June 30, 2008 or 2007.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) for its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, trade accounts receivable, prepayments and other current assets, accounts payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company's loan approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2008.

Segment information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment (research, development, production, marketing and sales of auto electronic products) and in one geographical segment (China), as all of the Company’s current operations are carried out in China.

Revenue recognition

The Company follows the guidance of the United States Securities and Exchange Commission's Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition. The Company revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred and the title and risk of loss transfer to the buyer, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  Persuasive evidence of an arrangement is demonstrated via invoice to the customer; product delivery is evidenced by the warehouse shipping log as well as a signed bill of lading from the trucking company and no product return is allowed except for defective or damaged products; the sales price to the customer is fixed upon acceptance of the purchase order; and there are no separate sales rebates, discounts, or volume incentives. The Company manufactures and distributes traditional Chinese medicine, including drink tablets, synthetic medicine, antibiotics, biotech medicine and biotech reagents; wholesale Class II medical devices, Class III medical devices, including but not limited to, medical sewing materials and bond, medical high molecular materials and products, and disposable sterile medical devices. The majority of the Company's revenue derives from sales contracts with distributors. The Company sells certain products to certain customers on a consignment basis. The Company records revenue for consignment transactions when the consignee sells the product to the end users.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method. On January 12, 2007, the Company issued 1,400,000 shares of its common stock to three employees pursuant to the 2005 Non-Qualified Stock Compensation Plan (see Note 15(i)). The Company valued the shares at $0.15 per share, the closing price of the Company's common stock on the date of issuance and charged $210,000 to stock based compensation.  The Company did not issue any stock options or warrants to any employees, directors, officers or third parties since January 1, 2006.

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

The financial records of the Company are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the combined and consolidated financial statements. Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders' equity.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective years:

June 30, 2008

Balance sheet   RMB 6.8591 to US$1.00

Statement of operations and comprehensive income RMB 7.0591 to US$1.00

December 31, 2007

Balance sheet   RMB 7.2946 to US$1.00

Statement of operations and comprehensive income  RMB 7.6072 to US$1.00

June 30, 2007

Balance sheet   RMB 7.6120 to US$1.00

Statement of operations and comprehensive income RMB 7.7177 to US$1.00

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency translarion (continued)

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

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Consolidated Statements of Operations and Comprehensive loss. The foreign currency translation gain(loss) at June 30, 2008 and 2007 were $47,854 and $(21,361) and effect of exchange rate changes on cash flows for the six months period then ended were $55,326 and $3,794, respectively.

Related parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Comprehensive income (loss)

The Company has adopted Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”). This statement establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss), for the Company, consists of net loss and foreign currency translation adjustments and is presented in the Consolidated Statements of Operations and Comprehensive Income (loss) and Stockholders' Equity.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2008 or 2007.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recently adopted accounting principles

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements".  SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2").  FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS No. 157 effective January 1, 2008 for all financial assets and liabilities as required.  The adoption of SFAS No. 157 was not material to the Company's financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”, which is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The Company has not elected the fair value option for any assets or liabilities under SFAS No. 159.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently issued accounting pronouncements

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling interest in Consolidated Financial Statements”.  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No.141R, “Business Combinations”.  SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $12,236,790 and a working capital deficiency of $5,422,717 at June 30, 2008, a net loss of $421,667 and net cash used in operations of $411,877 for the six months ended June 30, 2008, respectively.

While the Company is attempting to produce sufficient revenues, the Company's cash position may not be enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008
(Unaudited)

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30	December 31
	2008	2007

Accounts Receivable	$396,718	$424,924
Less: Allowance for doubtful accounts	(311,699)	353,195

	$85,019	$778,119

For the six month period ended June 30, 2008 and 2007, the Company did not record any bad debt expense.

NOTE 5 - INVENTORIES

Inventories at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30	December 31
	2008	2007

Raw Material	$127,756	$82,770.00
Work in process	106,404	-
Finished goods	525,397	494,987
	759,557	577,757
Less: Inventory obsolescence	(447,555)	(398,904)

	$312,002	$178,853

NOTE 6 - RELATED PARTY TRANSACTIONS

Due to and notes payable - related parties at June 30, 2008 and December 31, 2007 consisted of the following:

		June 30	December 31
		2008	2007
Due to related parties (a)
Guo, Wenxia	CEO; Stockholder; Stockholder of Daiying	$236,710	$246,081
Xian Jin Hao Tech	Stockholder; Stockholder of Daiying	520,020	510,031
Daiying Institute	The company controlled by Guo,Wenxia	1,276,042	1,199,008
Li, Zhuobin	Stockholder; Stockholder of Hua Yang	2,760	2,595
Chen, Aibin	Stockholder; Stockholder of Hua Yang	123,483	116,111

		$2,159,015	$2,073,826
Note payable- stockholder (b)
Chen Aibin	Stockholder; Stockholder of Hua Yang	$196,994	$185,233

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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008
(Unaudited)

NOTE 7 - CONCENTRATIONS AND CREDIT RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of June 30, 2008, substantially all of the Company's cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

NOTE 8 - FOREIGN OPERATIONS

(i) Operations

Substantially all of the Company's operations are carried out and all of its assets are located in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

(ii) Dividends and reserves

Under the Corporation Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years' losses, if any; (ii) allocations to the “Statutory Surplus Reserve” of at least 10% of net income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital; (iii) allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory Common Welfare Fund”, which is established for the purpose of providing employee facilities and other collective benefits to employees in PRC; and (iv) allocations to any discretionary surplus reserve, if approved by stockholders.

As of June 30, 2008, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

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

RESULTS OF OPERATIONS

The following analysis shows the selected unaudited consolidated statement of operations data of the Company for the three month and six month periods ended June 30, 2008 and June 30, 2007.

Three Months Ended June 30, 2008 Compared To The Three Months Ended June 30, 2007

Revenues

For the three months ended June 30, 2008, our revenues were $69,347 as compared to $ 121,779 for the three months ended June 30, 2007, a decrease of $52,432. We attribute this decrease in net revenues to the lower revenues generated from Hua Yang, a majority owned subsidiary.

Cost of Sales and Gross Profit

For the three months ended June 30, 2008, cost of sales amounted to $ 58,201 as compared to cost of sales of $104,326 for the three months ended June 30, 2007. Gross profit for the three months ended June 30, 2008 was $11,146, as compared to $ 17,453 for the three months ended June 30, 2007.

Operating Expenses

For the three months ended June 30, 2008, total operating expenses were $185,544 as compared to $490,006 for the three months ended June 30,2007, a decrease of $304,462, or approximately 63.0%.
Included in this decrease was:

•
For the three months ended June 30, 2008, we incurred selling expenses of $13,393 as compared to $7,978 for the three months ended June 30, 2007. We increased the selling expenses in the second three months of 2008 to promote sale activities and build our sales network.

•	For the three months ended June 30, 2008, we incurred research and development cost of $980 as compared to $48,475 for the three months ended June 30, 2007.
•	For the three months ended June 30, 2008, we incurred professional fees of $55,926 as compared to $(10,907) for the three months ended June 30, 2007.
•	Stock-based compensation expense was $0 for the three months ended June 30, 2008 from $385,500 for the three months ended June 30, 2007.
•
For the three months ended June 30, 2008, general and administrative expenses were $ 115,245 as compared   to $58,960 for the three months ended June 30, 2007, an increase of $56,285, approximately (49.0%).

For the three months ended June 30, 2008, interest expense was $88,044 as compared to $40,919 for the three months ended June 30, 2007. For the three months ended June 30, 2008, other expenses were $7,325 as compared to $2,276 for the three months ended June 30, 2007.

As a result of these factors, the Company reported a net loss of ($223,338) or $0.00 per share for the three months ended June 30, 2008, as compared to a net loss of ($541,547) or ($0.01) per share for the same period in 2007.

Six Months Ended June 30, 2008 Compared To The Six Months Ended June 30, 2007

Revenues

For the six months ended June 30, 2008, our revenues were $84,245 as compared to $ 143,541 for the six months ended June 30, 2007, a decrease of $59,296. We attribute this decrease in net revenues to the lower revenues generated from Hua Yang, a majority owned subsidiary.Cost of Sales and Gross Profit.

Cost of Sales and Gross Profit
For the six months ended June 30, 2008, cost of sales amounted to $ 68,007 as compared to cost of sales of $123,146 for the six months ended June 30, 2007. Gross profit for the six months ended June 30, 2008 was $16,238 as compared to $ 20,395 for the six months ended June 30, 2007.

Operating Expenses

For the six months ended June 30, 2008, total operating expenses were $351,412 as compared to $970,331 for the six months ended June 30,2007, a decrease of $618,919 or approximately 64.0%.

Included in this decrease was:

•
For the six months ended June 30, 2008, we incurred selling expense of $30,143 as compared to $14,665 for the six months ended June 30, 2007. We increased the selling expense in the first six months of 2008 to promote sale activities and build our sales network.

•	For the six months ended June 30, 2008, we incurred research and development cost of $12,650 compared to $48,475 for the six months ended June 30, 2007.
•	For the six months ended June 30, 2008, we incurred professional fees of $64,387 as compared to $4,093 for the six months ended June 30, 2007, an increase of $60,294.
•	Stock-based compensation expense was $0 for the six months ended June 30, 2008 from $585,000 for the six months ended June 30, 2007.
•
For the six months ended June 30, 2008, general and administrative expenses were $ 244,232 as compared to $318,098 for the six months ended June 30, 2007, a decrease of $73,866, approximately (24.0%). The decrease was attributable to the lower amortization for every month. The amortization of intangible assets for the six months period from January 1, to June 30, 2007 and 2008 are $109,647and $10,624. The difference is $99,023. The amortization is less than last year.

For the six months ended June 30, 2008, interest expense was $148,973 as compared to $91,590 for the six months ended June 30, 2007. For the six months ended June 30, 2008, other expenses were $7,325 as compared to $0 for the six months ended June 30, 2007.

As a result of these factors, the Company reported a net loss of ($427,661) or( $0.01) per share for the six months ended June 30, 2008, as compared to a net loss of ($964,510) or ($0.02) per share for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we had cash and cash equivalents of $263,523.

Net cash used in operating activities for the six months ended June 30, 2008 was $411,877 as compared to net cash used by operating activities of $842,576 for the six months ended June 30, 2007. For the six months ended June 30, 2008, we used cash to fund our loss of $427,661; our inventories increased by $133,149; accounts payable increased by $41,592, and accounts receivable increased by $13,290, prepayments and other current assets increased by $164,812, accrued liabilities and other payable increased by $122,921, and by an increase in the minority interest portion of non-majority owned subsidiaries' losses, offset by non-cash items such as depreciation and amortization of $187,212. For the six months ended June 30, 2007, we used cash to fund our loss of $964,510 and to reductions of accounts receivable of $27,278 funding of inventories of $731, accounts payable increase of $60,653, decreasing accrued expenses and other current liabilities by $678,068, a decrease by minority interests portion of non-majority owned subsidiaries losses, offset by non-cash items such as depreciation and amortization of $135,455, stock-based compensation of $585,000 and increases in prepayments and other current assets of $95449.

Net cash used in investing activities for the six months ended June 30, 2008 was $150,616 as compared to net cash provided in investing activities for the six months ended June 30, 2007 of $160,017 For the six months ended June 30, 2008, we used cash of $150,616 for purchase of plant and equipment. For the six months ended June 30, 2007, we used cash for purchase of plant and equipment of $0 and received net proceeds of $160,017 from sale of marketable securities.

Net cash used by financing activities for the six months ended June 30, 2008 was $44,981 as compared to net cash provided in financing activities for the six months ended June 30, 2007 of $657,643. For the six months ended June 30, 2008, the Company repaid $44,981 to stockholders/officers. For the six months ended June 30, 2007, the Company received net proceeds of $636,099 from stockholders/officers; these were offset by the repayment of mortgages payable of $32,829.

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

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements at June 30, 2008.

Recently Adopted Accounting Principles

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements".  SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2").  FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS No. 157 effective January 1, 2008 for all financial assets and liabilities as required.  The adoption of SFAS No. 157 was not material to the Company's financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”, which is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The Company has not elected the fair value option for any assets or liabilities under SFAS No. 159.

Recently Issued Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling interest in Consolidated Financial Statements”.  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No.141R, “Business Combinations”.  SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

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

None

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)           The exhibits included in this report are indicated below.

Exhibit No.	Description of Exhibit
31.1	Rule 13a - 14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a - 14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 certification
32.2	Section 1350 certification

(b)           Reports on Form 8-K

8-K	Change in Certifying Accountant filed on June 27, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Worldwide Biotech & Pharmaceutical Company

Date: August 19, 2008

/s/ Wenxia Guo
Wenxia Guo
Chief Executive Officer, Director
(Principal Executive Officer)

Date: August 19, 2008

/s/ Peiyi Tian
Peiyi Tian
VP, Treasurer, CFO, Director
(Principal Financial and Accounting Officer)

Date: August 19, 2008

/s/ Huimin Zhang
Huimin Zhang
Director