Form 10-Q
period 2008-09-30
Worldwide Biotech & Pharmaceutical CO
filed 2008-11-14
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of September 30, 2008, there were 53,915,653 shares of the common stock issued and outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐     No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES

FORM 10-Q

September 30, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES

September 30, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Consolidated Balance Sheets at September 30, 2008 (Unaudited) and December 31, 2007	4

Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2008 and 2007 (Unaudited)	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	6

Notes to the Consolidated Financial Statements (Unaudited)	7 - 15

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$178,492	$815,671
Accounts receivable, net (Note 4)	101,939	71,729
Inventories (Note 5)	402,387	178,853

Prepayments and other current assets	328,660	121,420

Total Current Assets	1,011,478	1,187,673

PROPERTY, PLANT AND EQUIPMENT, net	4,843,235	4,770,394

LICENSES, net	1,517	13,597

LAND USE RIGHTS, net	790,197	748,449

Total Assets	$6,646,427	$6,720,113

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loan payable (Note 7)	$706,932	$658,021
Note payable- stockholder (Note 6)	199,001	185,233
Current maturities of note payable - bank (Note 8)	1,472,776	1,370,877
Accounts payable	453,707	372,721
Due to related parties (Note 6)	2,214,512	2,073,826
Other current liabilities	1,507,557	1,318,533

Total Current Liabilities	6,554,485	5,979,211

MINORITY INTEREST	-	56,378

Total Liabilities	6,554,485	6,035,589

STOCKHOLDERS' EQUITY:
Common stock $.001 par value; 90,000,000 shares authorized;
53,915,653 shares issued and outstanding,	53,916	53,916
Additional paid-in capital	12,381,441	12,381,441
Accumulated deficit	(12,462,402)	(11,809,129)
Accumulated other comprehensive income (loss):
Foreign currency translation gain	118,987	58,296

Total Stockholders' Equity	91,942	684,524

Total Liabilities and Stockholders' Equity	$6,646,427	$6,720,113

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	Sept 30, 2008	Sept 30, 2007	Sept 30, 2008	Sept 30, 2007

NET REVENUES	$29,280	$39,936	$113,525	$183,477

COST OF GOODS SOLD	21,808	32,392	89,815	155,538

GROSS PROFIT	7,472	7,544	23,710	27,939

OPERATING EXPENSES:
Selling expenses	12,530	3,359	42,673	18,024
Research and development	2,809	10,467	15,459	58,942
Professional fees	3,260	10,775	67,647	14,868
Stock-based compensation	-	-	-	585,000
General and administrative	129,558	117,604	373,790	435,702

Total Operating Expenses	148,157	142,205	499,569	1,112,536

INCOME(LOSS) FROM OPERATIONS	(140,685)	(134,661)	(475,859)	(1,084,597)

OTHER (INCOME) EXPENSES:
Interest income	(100,124)	(456)	(145,329)	(456)
Interest expense	181,451	51,269	330,424	142,859
Other (income) expense	21,122	17,611	28,447	17,611
Government grants	-	(285,218)	-	(285,218)
Realized (gain) loss on sale of marketable securities	-	(13)	6,084	(23,057)

Total Other (Income) Expenses	102,449	(216,807)	219,626	(148,261)

INCOME(LOSS) BEFORE MINORITY INTEREST	(243,134)	82,146	(695,485)	(936,336)

MINORITY INTEREST	(17,522)	(64,953)	(42,212)	(118,925)

NET INCOME(LOSS)	(225,612)	147,099	(653,273)	(817,411)

OTHER COMPREHENSIVE INCOME(LOSS)
Change in unrealized gain on marketable securities	-	-	-	32,793
Foreign currency translation gain(loss)	12,837	9,194	60,691	(12,038)

COMPREHENSIVE INCOME(LOSS)	$(212,775)	$156,293	$(592,582)	$(796,656)

NET INCOME(LOSS) PER COMMON SHARE
Net income(loss) per common share - Basic and diluted	$(0.00)	$0.00	$(0.01)	$(0.02)

Weighted average number of common shares outstanding
- Basic and diluted	53,915,653	53,915,653	53,915,653	50,557,053

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended
	Sept 30, 2008	Sept 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(653,273)	$(817,411)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	336,831	214,466
Stock-based compensation	-	585,000
Gain on sale of marketable securities	-	(23,057)
Minority interest	(42,212)	(118,925)
Changes in assets and liabilities:
Accounts receivable	(30,210)	27,281
Inventories	(223,534)	(49,882)
Prepayments and other current assets	(207,240)	50,764
Accounts payable	80,986	7,163
Accrued expenses and other current liabilities	189,024	(646,657)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(549,628)	(771,258)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	-	161,745
Purchase of property and equipment	(153,367)	(75,143)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(153,367)	86,602

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on loan payable	-	(467,115)
Proceeds from note payable - stockholder	-	523,436
Payment on mortgages payable	-	(68,687)
Repayment for due to related parties	(44,981)	-
Proceeds from stockholders/officers	32,108	743,650

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(12,873)	731,284

EFFECT OF EXCHANGE RATE CHANGES ON CASH	78,689	(4,603)

NET CHANGE IN CASH	(637,179)	42,025

CASH at beginning of period	815,671	117,319

CASH at end of period	$178,492	$159,344

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$200,801

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for debt conversion	$-	$1,000,000
Transfer of certain property for debt reduction	$-	$334,959

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008
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

On December 18, 2006, Daiying, Mr. Aibin Chen and Mr. Zuobin Li, minority shareholders of Ze An and Hua Yang, entered into a Consolidation and Reorganization Agreement (“Consolidation”). Pursuant to the Consolidation, Ze An merged into Hua Yang with Hua Yang assuming all assets and liabilities of Ze An and Hua Yang continuing as the surviving entity. In addition, as part of the Consolidation, Daiying acquired an additional 15% equity interest in Ze An for a note payable to Mr. Zhongyu Lu, a former shareholder of Ze An, of RMB 1,351,200 (equivalent to $172,954 at December 31, 2006). The note included the principal of RMB1.2 million (equivalent to $153,600 at December 31, 2006) and accrued interest of RMB151,200 (equivalent to $19,354 at December 31, 2006) based on an interest rate of 6.3% per annum with both principal and interest due December 4, 2007; the note is currently passed due. The Company owns a 67.3486% equity interest of Hua Yang subsequent to the consolidation.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008
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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Significant estimates include the estimated useful lives of property, plant and equipment, land use right and licenses. Actual results could differ from those estimates.

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
September 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets for the nine months ended September 30, 2008 or 2007.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) for its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, trade accounts receivable, prepayments and other current assets, accounts payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company's loan approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2008.

Segment information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment (research, development, production, marketing and sales of auto electronic products) and in one geographical segment (China), as all of the Company’s current operations are carried out in China.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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
September 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

September 30, 2008

Balance sheet   RMB 6.7899 to US$1.00

Statement of operations and comprehensive income RMB 6.9842 to US$1.00

December 31, 2007

Balance sheet   RMB 7.2946 to US$1.00

Statement of operations and comprehensive income RMB 7.6072 to US$1.00

September 30, 2007

Balance sheet   RMB 7.4928 to US$1.00

Statement of operations and comprehensive income RMB 7.7134 to US$1.00

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

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Consolidated Statements of Operations and Comprehensive loss. The foreign currency translation gain(loss) at September 30, 2008 and 2007 were $60,691 and $(12,038) and effect of exchange rate changes on cash flows for the nine months period then ended were $78,689 and $(4,603), respectively.

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
September 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2008 or 2007.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recently adopted accounting principles

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS No. 157 was not material to the Company's financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has not elected the fair value option for any assets or liabilities under SFAS No. 159.

Recently issued accounting pronouncements

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling interest in Consolidated Financial Statements.” SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No.141R, “Business Combinations.”  SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recently issued accounting pronouncements (cont.)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $12,462,402 and a working capital deficiency of $5,543,007 at September 30, 2008, a net loss of $653,273 and net cash used in operations of $549,628 for the nine months ended September 30, 2008, respectively.

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

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007

Accounts Receivable	$416,814	$424,924
Less: Allowance for doubtful accounts	(314,875)	(353,195)

	$101,939	$71,729

For the nine month period ended September 30, 2008 and 2007, the Company did not record any bad debt expense.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008
(Unaudited)

NOTE 5 - INVENTORIES

Inventories at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007

Raw Material	$119,894	$82,770.00
Work in process	131,099	-
Finished goods	603,510	494,987
	854,503	577,757
Less: Inventory obsolescence	(452,116)	(398,904)

	$402,387	$178,853

NOTE 6 - RELATED PARTY TRANSACTIONS

Due to and notes payable - related parties at September 30, 2008 and December 31, 2007 consisted of the following:

		September 30,	December 31,
		2008	2007
Due to related parties (a)
Guo, Wenxia	CEO; Stockholder; Stockholder of Daiying	$231,821	$246,081
Xian Jin Hao Tech	Stockholder; Stockholder of Daiying	569,083	510,031
Daiying Institute	The company controlled by Guo,Wenxia	1,286,079	1,199,008
Li, Zhuobin	Stockholder; Stockholder of Hua Yang	2,788	2,595
Chen, Aibin	Stockholder; Stockholder of Hua Yang	124,741	116,111

		$2,214,512	$2,073,826
Note payable- stockholder (b)
Chen Aibin	Stockholder; Stockholder of Hua Yang	$199,001	$185,233

(a) The chief executive officer and a stockholder advanced funds to the Company for its working capital. These advances are unsecured, due on demand and non-interest bearing.

(b) Note payable to a stockholder is unsecured, payable to a stockholder with interest at 6.3% per annum and due December 4, 2007.  The note is currently past due.

NOTE 7 – LOAN PAYABLE

Loan payable is collateralized by all of Hua Yang’s equipment, building and land use right, payable to a financial institution, with interest at 6.696% per annum payable monthly, with principal due May 27, 2007. The loan is currently past due. The Company paid interest through May 20, 2007 and interest accrued through September 30, 2008 was included in accrued interest

NOTE 8 – CURRENT MATURITIES OF NORE PAYABLE- BANK

Note payable - bank is collateralized by all of Hua Yang’s equipment, building and land use right, and is payable to a financial institution, with interest at 6.696% per annum payable monthly, with RMB5 million (equivalent $667,307) due April 29, 2007 and RMB5 million ($667,308) due April 27, 2008. The note is currently past due for the first principal payment due on April 29, 2007. The Company paid interest through May 20, 2007 and interest accrued through September 30, 2008 was included in accrued interest.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008
(Unaudited)

NOTE 9 - CONCENTRATIONS AND CREDIT RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of September 30, 2008, substantially all of the Company's cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

NOTE 10 - FOREIGN OPERATIONS

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

(ii) Dividends and reserves

Under the Corporation Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years' losses, if any; (ii) allocations to the “Statutory Surplus Reserve” of at least 10% of net income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital; (iii) allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory Common Welfare Fund,” which is established for the purpose of providing employee facilities and other collective benefits to employees in PRC; and (iv) allocations to any discretionary surplus reserve, if approved by stockholders.

As of September 30, 2008, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

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

RESULTS OF OPERATIONS

The following analysis shows the selected unaudited consolidated statements of operations data of the Company for the three month period ended September 30, 2008 and September 30, 2007.

Three Months Ended September 30, 2008 Compared To The Three Months Ended September 30, 2007

Revenues

For the three months ended September 30, 2008, our revenues were $29,280 as compared to $ 39,936 for the three months ended September 30, 2007, a decrease of $10,656. We attribute this decrease in net revenues to the lower revenues generated from Hua Yang, a majority owned subsidiary.

Cost of Sales and Gross Profit

For the three months ended September 30, 2008, cost of sales amounted to $21,808 as compared to cost of sales of $32,392 for the three months ended September 30, 2007. We attribute this decrease in cost of sales to having reduced the varieties of product. Gross profit for the three months ended September 30, 2008 was $7,472, as compared to $ 7,544 for the three months ended September 30, 2007.

Operating Expenses

For the three months ended September 30, 2008, total operating expenses were $148,157 as compared to $142,205 for the three months ended September 30, 2007, an increase of $5,952, or approximately 4%. Included in this increase for the three months ended September 30, 2008 as compared to the same period in 2007 were:

•	Selling expenses of $12,530 as compared to $3,359, respectively. We increased the selling expenses in the third quarter of 2008 to promote sales activities and build our sales network.
•	Stock-based compensation expense was $0 for the three-month periods ended September 30, 2008 and 2007.
•	General and administrative expenses were $129,558 as compared to $117,604, respectively, an increase of $11,954, approximately 10.0%.

For the three months ended September 30, 2008, interest expense was $181,451 as compared to $51,269 for the three months ended September 30, 2007. For the three months ended September 30, 2008, other expenses were $21,122 as compared to $17,611 for the same period in 2007.

As a result of these factors, the Company reported a net loss of $225,612 or $0.00 loss per share for the three months ended September 30, 2008, as compared to a net income of $147,099 or $0.00 income per share for the same period in 2007.

Nine Months Ended September 30, 2008 Compared To Nine Months Ended September 30, 2007

Revenues

For the nine months ended September 30, 2008, our revenues were $113,525 as compared to $ 183,477 for the nine months ended September 30, 2007, a decrease of $69,952. We attribute this decrease in net revenues to the lower revenues generated from HuaYang, a majority owned subsidiary.

Cost of Sales and Gross Profit

For the nine months ended September 30, 2008, cost of sales amounted to $ 89,815 as compared to cost of sales of $155,538 for the nine months ended September 30, 2007. Gross profit for the nine months ended September 30, 2008 was $23,710 as compared to $ 27,939 for the nine months ended September 30, 2007.

Operating Expenses

For the nine months ended September 30, 2008, total operating expenses were $499,569 as compared to $1,112,536 for the nine months ended September 30,2007, a decrease of $612,967 or approximately 55.0%.  Included in this decrease for the nine-months ended September 30, 2008 as compared to the same period in 2007 were:

•	Research and development costs of $15,459 compared to $58,942, respectively.
•	Stock-based compensation expense was $0 for the nine months ended September 30, 2008 as compared to $585,000 for same period in 2007.
•
For the nine months ended September 30, 2008, general and administrative expenses were $ 373,790 as compared to $435,702 for the nine months ended September 30, 2007, a decrease of $61,912, approximately 14%.

As a result of these factors, the Company reported a net loss of $653,273 or $0.01 loss per share for the nine months ended September 30, 2008, as compared to a net loss of $817,411 or $0.02 loss per share for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had cash and cash equivalents of $178,492.

Net cash used in operating activities for the nine months ended September 30, 2008 was $549,628 as compared to net cash used by operating activities of $771,258 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, we used cash to fund our loss of $653,273, our inventories increased $223,534, accounts payable increased  $80,986, and accounts receivable increased $30,210, prepayments and other current assets increased $207,240, accrued expenses and other current liabilities increased $189,024, offset by $42,212 minority interest and non-cash items such as depreciation and amortization of $336,831. For the nine months ended September 30, 2007, we used cash to fund our loss of $817,411, had reductions of accounts receivable of $27,281, funding of inventories of $49,882, prepayments and other current assets decreased $50,764, accounts payable increased $7,163, accrued expenses and other current liabilities decreased $646,657, offset by $118,925 minority interest and non-cash items such as depreciation and amortization of $214,466, and stock-based compensation of $585,000.

Net cash used in investing activities for the nine months ended September 30, 2008 was $153,367 as compared to net cash provided in investing activities for the nine months ended September 30, 2007 of $86,602 For the nine months ended September 30, 2008, we used cash of $153,367 for the purchase of plant and equipment. For the nine months ended September 30, 2007, we used cash for the purchase of plant and equipment of $75,143 and received net proceeds of $161,745 from sale of marketable securities.

Net cash used by financing activities for the nine months ended September 30, 2008 was $12,873 as compared to net cash provided in financing activities for the nine months ended September 30, 2007 of $731,284. For the nine months ended September 30, 2008, the Company repaid $32,108 to stockholders/officers. For the nine months ended September 30, 2007, the Company received net proceeds of $743,650 from stockholders/officers, which were offset by the repayment of mortgages payable of $68,687.

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

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements at September 30, 2008.

Recently Adopted Accounting Principles

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements."  SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2").  FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS No. 157 effective January 1, 2008 for all financial assets and liabilities as required.  The adoption of SFAS No. 157 was not material to the Company's financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has not elected the fair value option for any assets or liabilities under SFAS No. 159.

Recently Issued Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling interest in Consolidated Financial Statements.” SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No.141R, “Business Combinations.” SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

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

Item 4(A)T. Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not Applicable.

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

Date: November 14, 2008

/s/ Wenxia Guo
Wenxia Guo
Chief Executive Officer, Director
(Principal Executive Officer)

Date: November 14, 2008

/s/ Peiyi Tian
Peiyi Tian
VP, Treasurer, CFO, Director
(Principal Financial and Accounting Officer)

Date: November 14, 2008

/s/ Huimin Zhang
Huimin Zhang
Director