Form 10-K
period 2008-12-31
Worldwide Biotech & Pharmaceutical CO
filed 2009-03-31
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2008

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________.

Commission file number 01-06914

Worldwide Biotech & Pharmaceutical Company
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-0950777 (IRS Employer Identification No.)

4 Fenghui South Road, 15th Floor, A10-11501
Jie Zuo Mansion, Xi’an, Shaanxi,
P.R. China 710075
(Address of principal executive offices)

(86) 29-88193339
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    Accelerated filer    Non-accelerated filer    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 15, 2009 was $1,617,469, based on the closing price of the Common Stock of $0.03 on such date.

The number of shares outstanding of the registrant's common stock as of December 31, 2008: 53,915,653 shares, $.001 Par Value.

PART I

Item 1. Business

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This annual report on Form 10-K and other statements issued or made from time to time by Worldwide Biotech & Pharmaceutical Company, a Delaware corporation (the “Company” and/or “Worldwide”), contain statements which may constitute “Forward-Looking Statements” within the meaning of the Securities Act of 1933, as amended (the “Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”), including the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (SUPP. 1996).  Those statements include statements regarding the intent, belief or current expectations of Worldwide and its officers/directors as well as the assumptions on which such statements are based.  Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

ABOUT HCV: G14

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

There are neither any medication available can cure HCV infection and nor vaccine for prevention and existing diagnostics suffer from poor sensitivity and specificity; Statistics show that the rate of misdiagnosis of HCV is relatively high. The development of reliable diagnostic methods and treatment for HCV is delayed due to lacking of the resource of HCV particles although numerous famous research institutions and big pharmaceutical companies put so many efforts on HCV research. Scientism need viral material to learn about the virus’ biology, identify therapeutic targets, screen compounds to discover new drugs, and identify the best diagnostic target proteins and antigens for vaccines.  The titer of HCV in patient is so low that scientist couldn’t directly extract HCV particles out of patient blood. HCV can only infect chimpanzee other than human being. That means, except chimpanzee, there’s neither small animal model nor robust in vitro model for HCV experimental study like scientists usually do with most of other virus or bacteria. Until recently, the inability to produce and propagate HCV in vitro has been the biggest bottleneck in HCV research.

INTACT HCV FROM HCV IN VITRO CELL CULTURE SYSTEM

Yangling Daiying has committed a large amount of cash and resources to the development of its cornerstone technology: a laboratory method for culturing (growing, propagating) intact Hepatitis C virus. After three years of intensive research, the scientists at Yangling Daiying achieved a technological breakthrough for culturing HCV in vitro, making it the first to overcome the main hurdle to HCV research and product development. HCV virus produced in Yangling Daiying has viral genome replication, viral gene expression and protein production/processing demonstrated using molecular biological approaches. The titer of virus in the culture medium is over 106 which are much higher than that in patient serum. The purified virus is stable for 2 years in -20°C～-80°C. The viruses produced possess well-define biological HCV characteristics that are inheritable and the virus have propagated in the Yangling Daiying over 30 generations.

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

PRODUCT LINE 4: HCV HUMAN VACCINE

Ninety percent of HCV infected people are asymptomatic and 70% among them become chronic cases. This asymptomatic population is the major source for spreading HCV virus. Effective preventive method is the most efficient way to eradicate HCV virus. The development of HCV vaccine meets the major obstacles because the bio-characters of HCV are not clear yet.

Vaccines contain antigenic components which can stimulate an immune response (but not the disease), and leads to immunity for certain pathogen. There are two types of vaccine, activated (live virus which cannot replicate or be pathogenic) and inactivated (components of actual virus). Many research results show that inactivated HCV vaccine is not effective. However, activated HCV vaccine can not be made without live HCV virus. Yangling Daiying is developing an attenuated live HCV vaccine using replication-deficient HCV virus and making fast progress with the support of 863 grants from Chinese government. It can hold the whole market share if it can be released soon. The markets of activated HCV vaccine are including both domestic and international market.

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

The Company will spend a lot of efforts to help customers understand the value of intact HCV virus. Seminars will be held for various customers to help them understand our technology.

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

The amount spent during last two fiscal years on research and development costs

Research and product development costs are charged to expense as incurred.  The Company incurred $21,868 and $56,583 in product development costs for the years ended December 31, 2008 and December 31, 2007, respectively.

Costs and Effects of Compliance with Environmental Laws

At the present time, Daiying is in compliance with applicable environmental laws in China, both nationally and locally.  Its current cost of compliance is approximately $50,000 per year, assuming no change in the current laws.

Number of Full Time and Part Time Employees:

The Company and its subsidiaries had 94 full-time employees as of December 31, 2008.

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

Item 2. Properties

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2008, no matter was submitted to a vote of the security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is traded on the OTCBB under the symbol “WWBP.OB”. The Company’s common stock consists of 90,000,000 shares authorized, par value $.001 per share, of which, as of December 31, 2008, there are 53,915,653 shares issued and outstanding. According to the Company’s Restated Certificate of Incorporation, shareholders are not entitled to preemptive rights nor are they entitled to cumulative rights. The common stock started trading under the symbol SC11 on August 20, 2003, the effective date of the 1-100 reverse stock split.  The following is the high and low prices of our stock for the last eight quarters.

The following table sets forth the range of bid prices of our common stock as quoted on the OTCBB during the periods indicated. The prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

Quarter	2008		2007
	High	Low	High	Low
First	$0.05	$0.03	$0.32	$0.10
Second	$0.05	$0.03	$0.20	$0.03
Third	$0.04	$0.03	$0.05	$0.02
Fourth	$0.03	$0.01	$0.08	$0.04

Our common shares are issued in registered form. American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038, is the registrar and transfer agent for our common stock.

From January 1 to March 26, 2009, the highest and lowest prices of our common shares on the OTC Bulletin Board were $0.04 per share and $0.01 per share.  On March 26, 2009, the closing price of our common stock on the OTC Bulletin Board on the last day it traded before the filing of this Annual Report was $0.015 per share.

As of December 31, 2008, there were approximately 127 shareholders of record of the Company’s common stock, which does not include shareholders who own our shares in so-called “street name.”

Dividends

We have not paid dividends on our shares of common stock, and do not intend to pay dividends in the foreseeable future.  We intend to retain earnings, if any, to finance development and expansion of our business.  Payment of dividends in the future will depend among other things, upon our ability to generate earnings, our need for capital, and our overall financial condition.

Equity Compensation Plans

The Company filed a Form S-8 with the Commission on May 20, 2005 wherein it registered 5,000,000 shares to be issued under a Non-Qualified Employee Stock Compensation Plan. (“Plan”)  Employees, directors, officers, consultants, advisors and other persons associated with the issuer are entitled to be issued shares for bona fide services rendered to the Company pursuant to the Plan. For the year ended December 31, 2008, 2,000,000 shares have been issued to employees and 3,000,000 shares have been issued to consultants.

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

Recent Sales of Unregistered Securities

We have not made any previously unreported sales of unregistered securities from January 1, 2008 to December 31, 2008.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2008.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW OF OUR BUSINESS

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

Daiying has finished the clinical trial for the Emergency Haemostatic Patch and submitted to SFDA for the registration on the September 28, 2008.  As the new company hasn’t been set up before September 30, 2007, so the right to purchase no less than 20% of the equity interest of a new company void. On December 26, Daiying got the the approval of SFSA.

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the years ended December 2008 and 2007.  The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

	2008	2007

Net revenue	$136,043	$174,469

Cost of revenue	(117,491)	(160,964)
Gross profit	18,552	13,505

Operating expenses:
Research and development	21,868	56,583
Professional fees	93,801	56,672
Stock-based compensation	-	585,000
Selling expense	44,564	10,292
General and administrative	965,140	709,502
Total operating expenses	1,125,373	1,418,049

Loss from operations	(1,106,821)	(1,404,544)

Other income (expense):
Interest income	(3,111)	(686)
Interest expense	467,141	228,395
Government grants	-	(1,340,835)
Depreciation and production costs of idle capacity	77,888	440,971
Other (income) expense	(5,255)	20,893
Realized (gain) loss on sale of marketable securities	-	(23,379)
Total Other (Income) Expenses	536,663	(674,641)

Income(Loss) before minority interest	(1,643,484)	(729,903)
Minority interests	25,080	336,197
Net income (loss)	$(1,618,404)	$(393,706)

Net loss per common share – Basic and diluted	$(0.03)	$(0.01)

Weighted average number of common shares outstanding – Basic and diluted	53,915,653	51,403,593

Fiscal Year Ended December 31, 2008 compared to year ended December 31, 2007

REVENUES

For the year ended December 31, 2008, our revenues were $136,043, as compared to $174,469 for the year ended December 31, 2007, a decrease of $38,426 in revenue.  We attribute this decrease in net revenues to a capital shortage of Hunan Hua Yang.

OPERATING EXPENSES

For the year ended December 31, 2008, the selling, general and administrative expenses amounted to $1,009,704 as compared to the selling, general and administrative expenses of $719,794 for the year ended December 31, 2007.  Gross profit for the year ended December 31, 2008 was $18,552 or 13.6% of revenues, as compared to $13,505 for the year ended December 31, 2007.

The changes of operating expenses include:

•
For the year ended December 31, 2008, we incurred selling expense of $44,564 compared to $10,292 for the year ended December 31, 2007.  The increase was due to an increased marketing effort of Shaanxi and selling activities from Daiying and Hua Yang.

•
For the year ended December 31, 2008, we incurred research and development expense of $21,868 compared to $56,583 for the year ended December 31, 2007, a decrease of $34,715 or 61.4%.  The decrease was due to limited funding capitals.

•
For the year ended December 31, 2008, we incurred professional fees of $93,801 as compared to $56,672 for the year ended December 31, 2007, an increase of $37,129, or 65.5%.  The increase was due to an increase in amounts paid to various consultants and professionals related to legal matters and business acquisitions.

•
Stock-based compensation expense decreased to $0 for the year ended December 31, 2008 from $585,000 for the year ended December 31, 2007. The decrease in stock-based compensation expense was attributable to the reduction of amortization of deferred compensation.  For the year ended December 31, 2008, stock-based compensation accounted for 0% of total operating expenses.

•
For the year ended December 31, 2008, general and administrative expenses were $965,140 as compared to $709,502 for the year ended December 31, 2007, an increase of $255,638, or approximately 36%.  In the 2008 period, we incurred more administrative expenses due to the acquisition of two pharmaceutical companies, Ze An and Hua Yang.

For the year ended December 31, 2008, interest expense was $467,141 as compared to $228,395 for the year ended December 31, 2007 and was related to an increase in borrowings after acquisition of two pharmaceutical companies.  For the year ended December 31, 2008, other expense was $(5,255) as compared to other income of $20,893 for the year ended December 31, 2007.

As a result of these factors, the Company reported a net loss of $1,618,404 or $0.03 per share for the year ended December 31, 2008, as compared to a net loss of $393,706 or $0.01 per share for the same period in 2007.

INCOME TAXES

Worldwide is registered in the State of Delaware and is subjected to United States of America tax law. Worldwide did not have any assessable income for the years ended December 31, 2008 and 2007 and no provision for income taxes in the United States.

The Company conducts all of its business through its PRC subsidiaries namely Shaanxi Allied, Daiying, Shaanxi and Hua Yang. All of the Company’s PRC subsidiaries are subjected to PRC’s Enterprise Income Tax governed by the Income Tax Law of the People’s Republic of China (the “PRC Income Tax Law”). Under the PRC Income Tax Law, Shaanxi Allied, as a foreign investment enterprises is exempted from income tax for two years from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% exemption of income tax for the immediate next three 3 calendar years (“tax holiday”). Shaanxi Allied did not have any taxable income for the years ended December 31, 2008 and 2007 and no provision for income taxes has been made. Daiying is located in Yangling High Tech Zone approved by the relevant PRC tax bureau whereas Daiying is entitled to a preferential tax rate of 15%. The statutory income tax rate for Daiying for relevant periods is 15% prior to December 31, 2007 and 25% as of January 1, 2008 and forward. Shaanxi Daiying Medicine Distribution Company and Hua Yang, which are local PRC companies are generally subjected to a statutory income tax rate of 33%. The statutory income tax rate for Shaanxi and Hua Yang for relevant periods is 33% prior to December 31, 2007 and 25% as of January 1, 2008 and forward.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, we had cash and cash equivalent of $190,039.

Net cash used in operating activities for the year ended December 31, 2008 was $321,868 as compared to net cash provided by operating activities of $938,640 for the year ended December 31, 2007.  For the year ended December 31, 2008, we used cash to fund our loss of $1,618,404 and to fund such as accounts receivable of $45,491, inventories of $52,268, and prepayments and other receivables, of $59,359, and by minority interests portion of non-majority owned subsidiaries losses, offset by non-cash items such as depreciation and amortization of $449,685, stock-based compensation of $0. For the year ended December 31, 2007, we used cash to fund our loss of $393,706 and to fund accounts receivable of $106,647, inventories of $121,335, and prepayments and other current assets of $81,108.  Offsetting non-cash items such as depreciation and amortization were $695,776, stock-based compensation of $585,000.

Net cash used in investing activities for the year ended December 31, 2008 was $297,919 as compared to net cash used in investing activities for the year ended December 31, 2007 of $13,190. We attribute this increase to establishing a workshop and purchasing equipment.

Net cash generated from financing activities for the year ended December 31, 2008 was $75,187 as compared to net cash generated from financing activities for the year ended December 31, 2007 of $252,446.  For the year ended December 31, 2008, the Company received nothing from the proceeds of a loan.  For the year ended December 31, 2007, the Company received $537,658 from the proceeds of a loan $196,429 from stockholders/officers, offset by the repayment of mortgages payable of $113,868 and loan payable of $479,807 and loan payable to related parties of $0.

The Company currently has no material commitments for capital expenditures.

Efforts to improve the Company’s financial results

The Company has incurred losses over the past years. Management has taken great efforts and continues to implement changes designed to significantly improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including:

(a) Reductions on operating expenses;

With the consolidation of Hua Yang and Ze An on December 18, 2006, two subsidiaries of the Company which are located next to each other, the redundancy operating expenses generated from these two subsidiaries was significantly cut down with the completion of the consolidation.  Furthermore, the stock-based compensation generated from amortization of deferred compensation for consultants was $0 for the year ended December 31, 2008, accounting for 0% of operating expenses.  This part of expenses was diminished with the expiration of the terms of all existing consulting agreements for the year ended December 31, 2007.

(b) Consummating the disposal of an investment.

On March 30, 2007, the Company, Xi’An Jin Hao Sci-Tech Investment Management Co., Ltd.(one of the Company’s shareholder), a company organized and existing under the laws of the People’s Republic of China (“Jin Hao”), and three foreign investors entered into a Security Purchase Agreement (the “Agreement”) pursuant to which the Registrant sold 10,000,000 shares (the “Shares”) of its common stock to the investors in a transaction intended to be exempt from the registration requirements imposed by the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation S. The shares were sold in exchange for the cancellation of $1.0 million of indebtedness owed to the investors, which they acquired from Jin Hao.  This event is able to improve the liquidity of the Company.

The Financial Department of the Company is also in the middle of going though due diligence by financial institutions with the purpose of acquiring additional loaned capital in 2009.

Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2009.

Critical Accounting Policies

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, the majority of our businesses operate in environments where we pay a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of December 31, 2008, substantially all of the Company's cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Item 8. Financial Statements and Supplementary Data

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES

Consolidated Financial Statements
For The Year Ended December 31, 2008 and December 31, 2007

(With Reports of Independent Registered Public Accounting Firm Thereon)

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES

December 31, 2008 and 2007

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE – SUITE 1003 – NEW YORK, NY 10038 – TEL (212) 406-7272 – FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders of
Worldwide Biotech & Pharmaceutical Company and Subsidiaries

We have audited the accompanying consolidated balance sheet of Worldwide Biotech & Pharmaceutical Company as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the year then ended.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Worldwide Biotech & Pharmaceutical Company as of December 31, 2008, and the consolidated results of operations and cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has generated limited revenue and has incurred accumulated losses of $13,427,533 on December 31, 2008 since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kempisty & Company CPAs PC
Kempisty & Company,
Certified Public Accountants, P.C.
New York, New York
March 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Worldwide Biotech & Pharmaceutical Company
Yangling, Shaanxi, China

We have audited the accompanying consolidated balance sheet of Worldwide Biotech & Pharmaceutical Company and Subsidiaries (collectively, “Worldwide” or the “Company”) as of December 31, 2007 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended in conformity with the accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit, a working capital deficiency, and a net loss for the year ended December 31, 2007.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
April 14, 2008

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS

CURRENT ASSETS:
Cash	$190,039	$815,671
Accounts receivable, net (Note 4)	26,238	71,729
Inventories (Note 5)	126,585	178,853
Prepayments and other current assets (Note 6)	62,061	121,420

Total Current Assets	404,923	1,187,673

PROPERTY, PLANT AND EQUIPMENT, net (Note 7)	4,858,303	4,770,394

LICENSES, net (Note 9)	-	13,597

LAND USE RIGHTS, net (Note 8)	781,815	748,449

Total Assets	$6,045,041	$6,720,113

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loan payable (Note 11)	$703,554	$658,021
Note payable- related parties (Note 10)	198,051	185,233
Current maturities of note payable - bank (Note 12)	1,465,738	1,370,877
Accounts payable	353,058	372,721
Due to related parties (Note 10)	2,140,537	2,073,826
Other current liabilities (Note 13)	1,935,279	1,318,533

Total Current Liabilities	6,796,217	5,979,211

MINORITY INTEREST	-	56,378

Total Liabilities	6,796,217	6,035,589

STOCKHOLDERS' EQUITY:
Common stock $.001 par value; 90,000,000 shares authorized;
53,915,653 shares issued and outstanding,	53,916	53,916
Additional paid-in capital	12,499,171	12,381,441
Accumulated deficit	(13,427,533)	(11,809,129)
Accumulated other comprehensive income	123,270	58,296

Total Stockholders' Equity	(751,176)	684,524

Total Liabilities and Stockholders' Equity	$6,045,041	$6,720,113

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2008	December 31, 2007

NET REVENUES	$136,043	$174,469

COST OF GOODS SOLD	117,491	160,964

GROSS PROFIT	18,552	13,505

OPERATING EXPENSES:
Selling expenses	44,564	10,292
Research and development	21,868	56,583
Professional fees	93,801	56,672
Stock-based compensation	-	585,000
General and administrative	965,140	709,502

Total Operating Expenses	1,125,373	1,418,049

INCOME(LOSS) FROM OPERATIONS	(1,106,821)	(1,404,544)

OTHER (INCOME) EXPENSES:
Interest income	(3,111)	(686)
Interest expense	467,141	228,395
Other (income) expense	(5,255)	20,893
Government grants	-	(1,340,835)
Depreication and production cost of idel capacity	77,888	440,971
Realized (gain) loss on sale of marketable securities	-	(23,379)

Total Other (Income) Expenses	536,663	(674,641)

INCOME(LOSS) BEFORE MINORITY INTEREST	(1,643,484)	(729,903)

MINORITY INTEREST	25,080	336,197

NET INCOME(LOSS)	$(1,618,404)	$(393,706)

NET INCOME(LOSS) PER COMMON SHARE
- BASIC AND DILUTED:	$(0.03)	$(0.01)
Net income(loss) per common share - Basic and diluted
Weighted average number of common shares outstanding
- Basic and diluted	53,915,653	51,403,593

See accompanying notes to the consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS) For the Year Ended December 31, 2008 and 2007

	Common Stock
	$.001 Par Value		Additional			Accumulated	Total
	Number of		Paid-in	Accumulated	Deferred	Comprehensive	Stockholders'	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Income	Equity	Income

Balance, December 31, 2006	42,515,653	$42,516	$11,121,558	$(11,415,423)	$(375,000)	$5,396	$(620,953)

Issuance of common shares to employees	1,400,000	1,400	208,600				210,000

Issuance of common shares for debt conversion	10,000,000	10,000	990,000				1,000,000

Amortization of deferred compensation					375,000		375,000

Excess value of payable and assumed mortgage over net of the transferred assets book value			61,283				61,283

Comprehensive income (loss):
Net loss				(393,706)			(393,706)	$(393,706)
Comprehensive income:
Change in unrealized gain on marketable securities						32,793	32,793	32,793
Foreign currency translation gain						20,107	20,107	20,107

Balance, December 31, 2007	53,915,653	$53,916	$12,381,441	$(11,809,129)	$-	$58,296	$684,524	$(340,806)

Imputed interest for due to related parties			117,730				117,730

Comprehensive income (loss):
Net loss				(1,618,404)			(1,618,404)	$(1,618,404)
Comprehensive income:
Foreign currency translation gain						64,974	64,974	64,974

Balance, December 31, 2008	53,915,653	$53,916	$12,499,171	$(13,427,533)	$-	$123,270	$(751,176)	$(1,533,430)

See accompanying notes to the consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	December 31, 2008	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,618,404)	$(393,706)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	449,685	695,776
Stock-based compensation	-	585,000
Gain on sale of marketable securities	-	(23,379)
Imputed interest for due to related parties	117,730	-
Minority interest	(25,080)	(336,197)
Changes in assets and liabilities:
Accounts receivable	45,491	106,647
Inventories	52,268	121,335
Prepayments and other current assets	59,359	81,108
Accounts payable	(19,663)	58,599
Accrued expenses and other current liabilities	616,746	43,457

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(321,868)	938,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	-	170,252
Purchase of property and equipment	(297,919)	(157,062)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(297,919)	13,190

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on loan payable	-	(479,807)
Proceeds from note payable - stockholder	-	537,658
Payment on mortgages payable	-	(113,868)
Repayment for due to related parties	(75,187)	-
Proceeds from stockholders/officers	-	(196,429)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(75,187)	(252,446)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	69,572	(1,033)

NET CHANGE IN CASH	(625,402)	698,351

CASH at beginning of period	815,441	117,320

CASH at end of period	$190,039	$815,671

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$25,456	$228,395

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for debt conversion	$-	$1,000,000
Transfer of certain property for debt reduction	$-	$334,959

See accompanying notes to the consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
December 31, 2008 and 2007
Notes to the Consolidated Financial Statements

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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
December 31, 2008 and 2007
Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS (CONTINUED)

The Company has currently suspended operations at Hua Yang coupled with its limited operation in 2008, the Company has written down the value of the following assets.

Accounts receivable	$101,452
Inventories	218,948
Prepayment and other current assets	111,852

$432,252

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Marketable securities

Marketable securities, available-for-sale, securities consisted of investments in the equity of publicly traded companies in China and are stated at market value based on the most recently traded price of these securities. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated other comprehensive income in stockholders’ equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
December 31, 2008 and 2007
Notes to the Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Goodwill

The Company follows SFAS No.142 for its goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is stated at cost less accumulated impairment losses.

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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
December 31, 2008 and 2007
Notes to the Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets for the year ended December 31, 2008 or 2007.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) for its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, trade accounts receivable, prepayments and other current assets, accounts payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company's loan approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2008.

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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
December 31, 2008 and 2007
Notes to the Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and development

Research and development costs are charged to expense as incurred. Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material costs for research and development.

Government grants

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company matches and offsets the government grants with the expenses of the research and development activities as specified in the grant approval document in the corresponding period when such expenses are incurred. There were no government grants to offset against research and development costs for the years ended December 31, 2008 or 2007. As of December 31 2008, government grants of $439,722 which was recorded as deferred income.

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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
December 31, 2008 and 2007
Notes to the Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

December 31, 2008

Balance sheet   RMB 6.8225 to US$1.00

Statement of operations and comprehensive income RMB 6.9493 to US$1.00

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

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Consolidated Statements of Operations and Comprehensive loss. The foreign currency translation gain(loss) for the years ended December 31, 2008 and 2007 were $64,974 and $20,107 and effect of exchange rate changes on cash flows for the year then ended were $69,572 and $(1,033), respectively.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2008 or 2007.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
December 31, 2008 and 2007
Notes to the Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recently issued accounting pronouncements

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling interest in Consolidated Financial Statements”.  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The adoption of SFAS No. 160 was not material to the Company's financial statements or results of operations.

On December 4, 2007, the FASB issued SFAS No.141R, “Business Combinations”.  SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS No. 141R was not material to the Company's financial statements or results of operations.

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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
December 31, 2008 and 2007
Notes to the Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $13,427,533 and a working capital deficiency of $6,391,294 at December 31, 2008, a net loss of $1,500,674 and net cash used in operations of $321,868 for the year ended December 31, 2008, respectively.

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

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at December 30, 2008 and 2007 consisted of the following:
	December 31	December 31
	2008	2007

Accounts Receivable	$512,611	$424,924
Less: Allowance for doubtful accounts	(486,373)	(353,195)

	$26,238	$71,729

For the years ended December 31, 2008 and 2007, the Company recorded bad debt expense of $106,753 and $0, respectively.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
December 31, 2008 and 2007
Notes to the Consolidated Financial Statements

NOTE 5 - INVENTORIES

Inventories at December 31, 2008 and 2007 consisted of the following:
	December 31	December 31
	2008	2007

Raw Material	$114,208	$82,770.00
Work in process	210,317	-
Finished goods	517,967	494,987
	842,492	577,757
Less: Inventory obsolescence	(715,907)	(398,904)

	$126,585	$178,853

NOTE 6 – PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets at December 31, 2008 and 2007 consisted of the following:
	December 31	December 31
	2008	2007

Advances on purchases	$36,698	$115,205
Other receivables	25,363	6,215
	$62,061	$121,420

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment stated at cost, less accumulated depreciation at December 31, 2008 and 2007 consisted of the following:
		December 31	December 31
	Estimated Useful	2008	2007
	Life (Years)
Buildings and improvement	20	$4,780,359	$4,428,515
Machinery and equipment	5-8	190,804	1,406,526
Vechicles	8	1,464,580	178,730
Construction in progress (b)		177,058	-
		6,612,801	6,013,771
Less: Accumulated depreciation		(1,754,498)	(1,243,377)

		$4,858,303	$4,770,394

(a)	Depreciation and amortization expense

Depreciation and amortization expense for the years ended December 31, 2008 and 2007 was $449,685 and $695,776, respectively.

(b)	Construction in progress

Construction in progress comprised capital expenditures for construction of the Company’s new production line, including machinery and equipment and facility set up charges. Upon completion of the construction, the construction in progress was reclassified as machinery and equipment. The Company did not capitalize any interest expense to construction in progress for the years ended December 31, 2008 or 2007.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
December 31, 2008 and 2007
Notes to the Consolidated Financial Statements

NOTE 8 – LAND USE RIGHTS

 Land use rights at cost, less accumulated amortization at December 31, 2008 and 2007 consisted of the following:
	December 31	December 31
	2008	2007

Land use rights	$886,188	$828,834
Less: accumulated amortization	(104,373)	(80,385)
	$781,815	$748,449

(a)	Amortization expense

Amortization expense for the years ended December 31, 2008 and 2007 was $18,089 and $16,918, respectively.

NOTE 9 – LICENSES

Licenses at cost, less accumulated amortization at December 31, 2008 and 2007 consisted of the following:
	December 31	December 31
	2008	2007

Licenses	$42,094	$39,369
Less: accumulated amortization	(42,094)	(25,772)
	$-	$13,597

(a)	Amortization expense

Amortization expense for the years ended December 31, 2008 and 2007 was $14,273 and $10,376, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

Due to and notes payable - related parties at December 31, 2008 and 2007 consisted of the following:

		December 31	December 31
		2008	2007

Due to related parties (a)
Guo, Wenxia	CEO; Stockholder; Stockholder of Daiying	$251,330	$246,081
Xian Jin Hao Sci-Tech	Stockholder; Stockholder of Daiying	486,731	510,031
Daiying Institute The company controlled by Guo,Wenxia		1,275,557	1,199,008
Li, Zhuobin Stockholder; Stockholder of Hua Yang		2,774	2,595
Chen, Aibin Stockholder; Stockholder of Hua Yang		124,145	116,111

		$2,140,537	$2,073,826
Note payable- stockholder (b)
Lu, Zhongyu Prior Stockholder of Ze An		$198,051	$185,233

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
December 31, 2008 and 2007
Notes to the Consolidated Financial Statements

NOTE 10 - RELATED PARTY TRANSACTIONS (CONTINUED)

(a)	The chief executive officer and a stockholder advanced funds to the Company for its working capital. These advances are unsecured, due on demand and non-interest bearing.

(b)	Note payable to a prior stockholder is unsecured, payable to a stockholder with interest at 6.3% per annum and due December 4, 2007. The note is currently past due.

(c)
On March 31, 2007, Xian Jin Hao Sci-Tech Investment Management Co., Ltd. (Xian Jin Hao), a stockholder of the Company converted RMB7.73 million (equivalent to $1 million at the date of conversion) to 10,000,000 shares of the Company’s common stock at $0.10 per share, the closing price of the Company’s common stock on the date of conversion

(d)
On September 30, 2007, the Company and Xian Jin Hao, a stockholder of the Company reached an agreement whereby the Company transferred certain property to Xian Jin Hao, with the original cost of RMB3,030,707 and Xian Jin Hao assumed the remaining mortgage of RMB1,087,250 and relieved debt of RMB1,943,457. Upon transfer of the property, the related cost of RMB3,030,707 (equivalent to $41,547 at December 31, 2007), accumulated depreciation of RMB447,032 ($61,283) remaining mortgage of RMB1,087,250 ($149,049) and the payable to Jin Hao of RMB1,943,457 ($266,424) were removed from the accounts with the excess value of the payable and assumed mortgage over the net book value of the transferred property being recorded as a contribution to capital.

(e)	The notes do not bear interest and have no definite terms of repayment. For 2008, the Company imputed interest of $117,730 based on a 5.5% interest rate which approximates the bank lending rate.

NOTE 11 – LOAN PAYABLE

Loans payable at December 31, 2008 and 2007 consisted of the following:

	December 31	December 31
	2008	2007

Loan Payable	$703,554	$658,021

Loan payable is collateralized by all of Hua Yang’s equipment, building and land use right, payable to a financial institution, with interest at 6.696% per annum payable monthly, with principal due May 27, 2007. The loan is currently past due. The Company paid interest through May 20, 2007 and interest accrued through December 31, 2008 was included in accrued interest

NOTE 12 – CURRENT MATURITIES OF NOTE PAYABLE- BANK

Loans payable at December 31, 2008 and 2007 consisted of the following:
	December 31	December 31
	2008	2007

Note Payable-Bank-Current Portion	$1,465,738	$1,370,877

Note payable - bank is collateralized by all of Hua Yang’s equipment, building and land use right, and is payable to a financial institution, with interest at 6.696% per annum payable monthly, with RMB5 million (equivalent $667,308) due April 29, 2007 and RMB5 million ($667,308) due April 27, 2008. The note is currently past due for the first principal payment due on April 29, 2007. The Company paid interest through May 20, 2007 and interest accrued through December 30, 2008 was included in accrued interest

As of December 31, 2008, the accrued interest for above Loan Payable and Current Maturities of Note Payable was $304,998.

NOTE 13 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2007 and 2006, consisted of the following:
	December 31	December 31
	2008	2007

Accrued expenses	$12,583	$53,625
Other tax payable	18,242	19,312
Customer deposits	198,522	72,976
Salaries and benefits payable	82,683	72,354
Other payables	853,574	767,169
Deferred income	439,722	246,415
Accrued interest	329,953	86,682

	$1,935,279	$1,318,533

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
December 31, 2008 and 2007
Notes to the Consolidated Financial Statements

NOTE 14 – STOCK COMPENSATION PLAN

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

NOTE 15 – GOVERNMENT SUBSIDY

For the year ended December 31, 2007, the Company received $1,340,835 from the government to offset expenses previously incurred. The Company was entitled to such subsidy due to the fact that it operates in a High-Tech Development Zone. The government grant is to encourage continued research and development activities and is non-refundable and credited to other income upon receipt.

NOTE 16 – INCOME TAXES

Worldwide is registered in the State of Delaware and is subjected to United States of America tax law. Worldwide did not have any taxable income for the years ended December 31, 2008 and 2007 and no provision for income taxes in the United States.

Under the current BVI tax law, Glory Dragon’ income is not subject to taxation.

The Company conducts all of its business through its PRC subsidiaries namely Shaanxi Allied, Daiying, Shaanxi and Hua Yang. All of the Company’s PRC subsidiaries are subjected to PRC’s Enterprise Income Tax governed by the Income Tax Law of the People’s Republic of China (the “PRC Income Tax Law”). Under the PRC Income Tax Law, Shaanxi Allied, as a foreign investment enterprises is exempted from income tax for two years from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% exemption of income tax for the immediate next three 3 calendar years (“tax holiday”). Shaanxi Allied did not have any taxable income for the years ended December 31, 2008 and 2007 and no provision for income taxes has been made. Daiying is located in Yangling High Tech Zone approved by the relevant PRC tax bureau whereas Daiying is entitled to a preferential tax rate of 15%. The statutory income tax rate for Daiying for relevant periods is 15% prior to December 31, 2007 and 25% as of January 1, 2008 and forward. Shaanxi and Hua Yang, which are local PRC companies are generally subjected to a statutory income tax rate of 33%. The statutory income tax rate for Shaanxi and Hua Yang for relevant periods is 33% prior to December 31, 2007 and 25% as of January 1, 2008 and forward.

The provision for taxes on earnings consisted of:
	December 31,
	2008	2007

Current Income Taxes Expenses:
PRC Enterprised Income Tax	$-	$-
United States Federal Income Tax	-	-
Total	$-	$-

	December 31,
	2008	2007

Corporate Income Taxes Payable	$-	$-

A reconciliation between the income tax computed at the U.S. statutory rate and the
Group's provision for income tax is as follows:
	December 31,
	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%
PRC enterprise income tax rate	25%	33%
Provision for income tax	25%	33%

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
December 31, 2008 and 2007
Notes to the Consolidated Financial Statements

NOTE 16 – INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.  No material deferred tax liabilities or assets existed as of December 31, 2008 and 2007.

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company’s tax filings may not be finalized.  It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities.

NOTE 17 - CONCENTRATIONS AND CREDIT RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of December 31, 2008, substantially all of the Company's cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

NOTE 18 - FOREIGN OPERATIONS

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

As of December 31, 2008, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Item 9A.   Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer, Wenxia Guo (“CEO”) and Chief Financial Officer, Peiyi Tian (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9A(T).  Controls and Procedures

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2008.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2008 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

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

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names, ages and positions of our executive officers and directors as of the date of this filing:

Name	Age	Position
Wenxia Guo	41	President, CEO and Director
Peiyi Tian	42	Senior Vice President, CFO, Treasurer and Director
Xiaohong Bai	44	Vice President of Production
Huimin Zhang	57	Director

The officers and directors shall serve until replaced by a vote of the majority of the shareholders.  Officers shall serve until removed by the directors.

Background of Directors and Officers

Ms. Wenxia Guo, President, CEO and Director. Winner of “National Labor Medal.” Ms. Guo is a law major graduate from the Education Institute of Xi’an Jiao-Tong University. Since 1990, she has set up five pharmaceutical companies successfully and made great achievement on medicine production, distribution, management and development. She has almost 20 years of business experience. She has connections with the Singapore Pharmaceutical Commerce Committee, Hong Kong Commerce Committee and similar committees in other south-east Asian countries. All of this background provides a solid basis for international business development. She currently holds many important organization positions, such as Director of Project Review Department of Chinese Primary Healthcare Foundation, member of the Financial and Economic Committee of Chinese Peasants and Workers Democratic Party, member of Shaaxi Provincial Committee of the Chinese People’s Political Consultative Conference, Standing Member of Industrial and Commercial Union of Shaanxi Province, Vice Chairman of Committee of Yangling Demonstration Zone of the Chinese People’s Political Consultative Conference, Vice Chairman of Medical & Pharmaceutical Union of Shaaxi Province, Vice Chairman, Woman’s Union of Yangling Demonstration Zone. In 1999, she successfully founded Yangling Daiying Biotech & Pharmaceutical Group Co., Ltd.  The successful development of new HCV products helped the Company transition from a development-stage company to a comprehensive pharmaceutical company with research, production and distributions of biomedical products.  In August 2003, Ms. Guo was awarded with “National Best Professional Woman” and Hu Jintao, the President of China, gave her the medal in person.

Mr. Peiyi Tian, Senior Vice President, CFO, Treasurer and Director.  Mr. Tian, certified accountant, held various accountant positions in a series of government organizations between 1982 and 1991.  He served as a financial officer in a couple of public companies in China. Mr. Tian brings his over twenty-years of financial experience to the Company. He is very familiar with company’s financial management and funding activities. He is very knowledgeable about financial models for public companies in China and the U.S.  He helped the Company finish its initial funding for its HCV projects, and participated in large asset and equity mergers.

Mr. Xiaohong Bai, VP of Production. Mr. Bai graduated from the Pharmaceutical Department of Shaanxi Traditional Chinese Medicine Institute.  Mr. Bai brings to our company over 26 years of drug manufacturing experience and over 6 years management experience at pharmaceutical companies.  Mr. Bai worked in several pharmaceutical companies and his positions included chief engineer, production manager, and chief executive officer, among others. He has expert knowledge in various capacities of manufacturing of different dosage forms of Chinese and synthetic medicines, production and technology management, development of new medicines. He has extensive GMP-compliant pharmaceutical production and production management experience.  He was appointed as Chief Engineer of Hunan Hua Yang Pharmaceutical Co., Ltd. and was appointed as VP of production of the Company in 2006.

Ms. Huimin Zhang, Director.  She has been independent director of Shaanxi Sai De Sci-Tech Co., Ltd. since 2003.  From 2001 to 2003, she was CFO, Deputy General Manager and General Manager of Shandong Subsidiary of Shaanxi Qin Peng Sci-tech Co. Ltd. From 1990 to 2000 she was director of Sci-Tech Division of Shaanxi Provincial Office of the Second Light Industry.

Family Relationships

There are no familial relationships between our officers and directors.

Meetings of Our Board of Directors

The Registrant’s Board of Directors held 4 meetings during the fiscal year ended December 31, 2008.

The Registrant’s Board of Directors held 6 meetings during the fiscal year ended December 31, 2007.

Board Committees

Audit Committee. The Company intends to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to the Company’s Board of Directors the engagement of independent auditors to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. The Company intends to establish a compensation committee of the Board of Directors. The compensation committee would review and approve the Company’s salary and benefits policies, including compensation of executive officers.

Director Compensation

We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.

Limitation of Liability of Directors

The laws of the State of Delaware and the Company's By-laws provide for indemnification of the Company's directors for liabilities and expenses that they may incur in such capacities. In general, directors and officers are indemnified with respect to actions taken in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the Company, and with respect to any criminal action or proceeding, actions that the indemnitee had no reasonable cause to believe were unlawful.

The Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Significant Employees

Other than the directors and officer described above, we do not expect any other individuals to make a significant contribution to our business.

Involvement in Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

The Company has adopted a code of ethics for all of the employees, directors and officers, a copy of which is included as Exhibit 14.1 to our Form 8-K filed on July 7, 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2008. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 11. Executive Compensation

Compensation Discussion and Analysis

We maintain a peer-based executive compensation program comprised of fixed and performance variable elements. The design and operation of the program reflect the following objectives:

-	Recruiting and retaining talented leadership.
-	Implementing measurable performance targets.
-	Correlating compensation directly with shareowner value.
-	Emphasizing performance based compensation, progressively weighted with seniority level.
-	Adherence to high ethical, safety and leadership standards.

Designing a Competitive Compensation Package

Recruitment and retention of leadership to manage our Company requires a competitive compensation package. Our Board of Directors emphasizes (i) fixed compensation elements of base salary that compare with our compensation peer group of companies, and (ii) variable compensation contingent on above-target performance. The compensation peer group consists of those companies in the Guangdong region that we deem to compete with our Company for executive talent. Individual compensation will vary depending on factors such as performance, job scope, abilities, tenure, and retention risk.

Fixed Compensation

The principal element of fixed compensation not directly linked to performance targets is based salary. We target the value of fixed compensation generally at the median of our compensation peer group to facilitate a competitive recruitment and retention strategy.

Incentive Compensation

Our incentive compensation programs are linked directly to earnings growth, cash flow, and total shareowner return. Annual bonuses are tied to the current year’s performance of our company. Restrictive stock awards are tied to an individual’s success in exceeding targeted results set by management.

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years 2008, 2007 and 2006 by those persons who served as Chief Executive Officer and Chief Financial Officer, and any Named Executive Officer who received compensation in excess of US$100,000 during such years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Wenxia Guo President, CEO, Director	2008 2007 2006	9,314 6,789 2,571	-- -- 6,648	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	9,314 6,789 9,219

Peiyi Tian CFO	2008 2007 2006	7,762 -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	7,762 -- --

The above amounts are reflected in U.S. Dollars.

Option Grants in Last Fiscal Year

During the fiscal year ending December 31, 2008, no executive officer or director was granted options to purchase shares of common stock.

During the fiscal year ending December 31, 2008, no executive officer or director exercised any options to purchase shares of common stock, and as of December 31, 2008, no executive, officer or director possessed any options to purchase shares of common stock.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Employment Agreements

Our executives do not have the typical employment agreements that specify compensation or length of employment. These matters are left to the discretion of the Board of Directors and the employee. At present, there are no employment contracts with any of our executives.

Equity Compensation Plan

The Company currently does not have any equity compensation plans.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

In 2008, directors were paid a fee of $1,259 individually for serving on the board.

Change of Control

As of December 31, 2008 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2008, the stock ownership of all persons known to beneficially own five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as may be noted.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2008 by: (i) each of our directors, (ii) each of our named executive officers and (iii) owners of 5% or more of our common shares. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. The Company believes that unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned(1)	Percent of Voting Power(2)

	Other Principal Stockholders (5%)
Common	Xi’an Jin Hao Sci-Tech Investment Management Co., Ltd. Fengye New-city, Jiezou Ming Yuan, B5-70201, Hi-tech District, Xi’an, Shaanxi, China	5,376,000	15.9%

Common	Coast to Coast Equity Group, Inc. 9040 Town Center Parkway Bradenton, FL 34202	3,594,876	6.7%

Common	Shaanxi Da Ze Movie & T.V. Cultural Ad Spreading Co., Ltd. 70 Xiying Rd, Xi’an, Shaanxi, China	2,800,000	5.2%

Common	Liu Qiuling Nanchang Rd. Bld. 17, Apt # 309, Shaanxi, China	2,688,000	5.0%

Common	Zeng Fu Lee Tongguan Rd., Tongyunsi Complex, Apt # 406, Tong Chuan, Shaanxi, China	2,688,000	5.0%

	Directors and Executive Officers
	Wenxia Guo President, CEO and Director 16 Weiyi Rd., Yangling Demonstration Zone, Shaanxi, China	8,601,600	15.9%

	Officers and Directors as a Group (1 person)	8,601,600	15.9%

(1)	Except as otherwise indicated, the shares are owned of record and beneficially by the persons named in the table.
(2)	Based on 53,915,653 shares of common stock issued and outstanding.

Item 13.  Certain Relationships, Related Transactions and Director Independence

None.

Director Independence

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements.  Once we engage further directors and officers, we will develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14.  Principal Accounting Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by the accounting firms of Li & Company, PC, and Kempisty & Company, Certified Public Accountants, P.C., our current independent auditor, and all fees billed for other services rendered by the said firms during those periods.

Year Ended December 31	2008	2007

Audit Fees (1)	$50,000	$47,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Accounting Fees and Services	$50,000	$47,000

(1)
Audit Fee. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fee. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements.

(3)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

The Company implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the year ended December 31, 2008.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements

See “Index to Consolidated Financial Statements” set forth on page 23.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

(a) (3) Exhibits

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation (1)
3.2	Certificate of Renewal, Restoration and Revival of Certificate of Incorporation (1)
3.3	By-laws of the Company (1)
10.1	Assets Repay Debt Agreement (2)
14.1	Code of Ethics (3)
16.1	Letter on change of certified accountant (4)
21	List of Subsidiaries *
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.
(1)	Included as an exhibit to our Form 8-K filed with the Commission on August 8, 2003.
(2)	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.
(3)	Incorporated by reference to Exhibit 14.1 of our Form 8-K filed on July 7, 2004.
(4)	Incorporated by reference to Exhibit 16.1 of our Form 8-K filed on June 27, 2008.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Worldwide Biotech & Pharmaceutical Company

Date: March 31, 2009	By:	/s/ Wenxia Guo
Wenxia Guo
Chief Executive Officer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Wenxia Guo	Chief Executive Officer, Director (Principal Executive Officer)	March 31, 2009
Wenxia Guo
/s/ Peiyi Tian	VP, Treasurer, Chief Financial Officer, Director (Principal Financial and Accounting Officer)	March 31, 2009
Peiyi Tian
/s/ Huimin Zhang	Director	March 31, 2009
Huimin Zhang