Form 10-Q
period 2009-03-31
Worldwide Biotech & Pharmaceutical CO
filed 2009-05-15
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

       For the quarterly period ended March 31, 2009

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

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of March 31, 2009, there were 53,915,653 shares of the common stock issued and outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐  No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES

FORM 10-Q

March 31, 2009

Item 1.  Financial Statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES

March 31, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$105,213	$190,039
Accounts receivable, net (Note 4)	26,195	26,238
Inventories (Note 5)	163,882	126,585

Prepayments and other current assets	86,568	62,061

Total Current Assets	381,858	404,923

Property, plant and Equipment, net	4,768,155	4,858,303

Licenses, net	-	-

Land use rights, net	775,942	781,815

Total Assets	$5,925,955	$6,045,041

LIABILITIES
Current liabilities:
Loan payable (Note 7)	$702,409	$703,554
Note payable- stockholder (Note 6)	161,144	198,051
Note payable - bank (Note 8)	1,463,351	1,465,738
Accounts payable	355,172	353,058
Due to related parties (Note 6)	2,184,262	2,140,537
Other current liabilities	2,047,222	1,935,279

Total Current Liabilities	6,913,560	6,796,217

Total Liabilities	6,913,560	6,796,217

DEFICIT
WWBP stockholders' deficit:
Common stock $.001 par value; 90,000,000 shares authorized;
53,915,653 shares issued and outstanding,	53,916	53,916
Additional paid-in capital	12,529,205	12,499,171
Accumulated deficit	(13,621,893)	(13,427,533)
Accumulated other comprehensive income (loss):
Foreign currency translation gain	97,758	123,270
Total WWBP stockholders' deficit	(941,014)	(751,176)

Noncontrolling interest	(46,591)	-

Total Deficit	(987,605)	(751,176)

Total Liabilities and Deficit	$5,925,955	$6,045,041

See accompanying notes to the consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Revenues	$18,265	$14,898

Cost of Goods Sold	13,589	9,806

Gross Profit	4,676	5,092

Operating Expenses:
Selling expenses	1,518	16,750
Research and development	-	11,670
Professional fees	270	8,461
General and administrative	75,502	128,987

Total Operating Expenses	77,290	165,868

Loss from Operations	(72,614)	(160,776)

Other Expenses(Income):
Interest income	(305)	(81)
Interest expense	95,308	60,929
Other (income) expense	1,358	6,084
Depreciation and production cost of idle capacity	60,920	-

Total Other (Income) Expenses	157,281	66,932

Net Loss	(229,895)	(227,708)

Less: Net loss attributable to the noncontrolling interest	35,535	23,385

Net Loss Attributable to WWBP	$(194,360)	$(204,323)

Net Loss Per Common Share
Net loss per common share - Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
- Basic and diluted	53,915,653	53,915,653

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Net loss	$(229,895)	$(227,708)

Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	(36,568)	28,589

Comprehensive loss	(266,463)	(199,119)
Comprehensive loss attributable to the noncontrolling interest	46,591	23,385

Comprehensive loss attributable to WWBP	$(219,872)	$(175,734)

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

			WWBP Shareholders

							Accumulated
			Common Stock, $.001 Par Value		Additional		Other
		Comprehnsive	Number of		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Total	Income	Shares	Amount	Capital	Deficit	Income	Interest

Balance, December 31, 2008	$(751,176)	$-	53,915,653	$53,916	$12,499,171	$(13,427,533)	$123,270	$-

Interest for due to related parties	30,034				30,034

Comprehensive loss:
Net loss	(229,895)	(229,895)				(194,360)		(35,535)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(36,568)	(36,568)					(25,512)	(11,056)

Comprehensive loss	(266,463)	$(266,463)

Balance, March 31, 2009	$(987,605)		53,915,653	$53,916	$12,529,205	$(13,621,893)	$97,758	$(46,591)

See accompanying notes to the consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(229,895)	$(227,708)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	108,310	60,896
Imputed interest for due to related parties	30,034	-
Changes in assets and liabilities:
Accounts receivable	43	11,643
Inventories	(37,297)	64,961
Prepayments and other current assets	(24,507)	(55,833)
Accounts payable	2,114	(78,149)
Accrued expenses and other current liabilities	111,943	(5,754)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(39,255)	(229,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,510)	(14,413)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(21,510)	(14,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable - stockholder	(36,570)	-
Proceeds from stockholders/officers	47,188	21,344

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,618	21,344

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(34,679)	28,056

NET CHANGE IN CASH	(84,826)	(194,957)

CASH at beginning of period	190,039	815,671

CASH at end of period	$105,213	$620,714

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2009
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
March 31, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2009. Interim results are not necessarily indicative of the results for the full year.

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
March 31, 2009
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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets for the three months ended March 31, 2009 or 2008.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) for its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, trade accounts receivable, prepayments and other current assets, accounts payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company's loan approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2009.

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
March 31, 2009
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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

March 31, 2009

Balance sheet   RMB 6.8336 to US$1.00

Statement of operations and comprehensive income (loss) RMB 6.8363 to US$1.00

December 31, 2008

Balance sheet   RMB 6.8225 to US$1.00

Statement of operations and comprehensive income (loss) RMB 6.9493 to US$1.00

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

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Consolidated Statements of Comprehensive Loss. The foreign currency translation gain(loss) for the three months ended March 31, 2009 and 2008 were $(36,568) and $28,589 and effect of exchange rate changes on cash flows for the three months period then ended were $(34,679) and $28,056, respectively.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2009 or 2008.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently adopted accounting principles

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions.  SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141R is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted SFAS No. 141R effective January 1, 2009.  The adoption of SFAS No. 141R did not have a material impact on our consolidated financial statements for the three months ended March 31, 2009 because we did not complete any business combinations in the first quarter of 2009.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling interest in Consolidated Financial Statements”.  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements.  We adopted SFAS No. 160 effective January 1, 2009.  The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements for the three months ended March 31, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  We adopted SFAS No. 160 effective January 1, 2009. The adoption of SFAS 161 had no impact on the Financial Statements.

In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions.  It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset.  Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements.  An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.   We adopted SFAS No. 142-3 effective January 1, 2009. The adoption of FSP FAS 142-3 had no impact on the Financial Statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).   We adopted EITF 03-6-1 effective January 1, 2009. The adoption of FSP EITF 03-6-1 did not have a material impact on the Financial Statements.

Recent Accounting Pronouncements

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. FSP 132 (R)-1 does not change the accounting treatment for postretirement benefits plans. FSP 132(R)-1 is effective for us for fiscal year 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP 157-4 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, another-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for us beginning in the second quarter of fiscal year 2009.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $13,621,893 and a working capital deficiency of $6,531,702 at March 31, 2009, a net loss of $229,895 and net cash used in operations of $39,255 for the three months ended March 31, 2009, respectively.

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

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31	December 31
	2009	2008

Accounts Receivable	$511,776	$512,611
Less: Allowance for doubtful accounts	(485,581)	(486,373)

	$26,195	$26,238

For the three month period ended March 31, 2009 and 2008, the Company did not record any bad debt expense.

NOTE 5 - INVENTORIES

Inventories at March 31, 2009 and December 31, 2008consisted of the following:

	March 31	December 31
	2009	2008

Raw Material	$121,077	$114,208.00
Work in process	243,910	210,317
Finished goods	530,603	517,967
	895,590	842,492
Less: Inventory obsolescence	(731,708)	(715,907)

	$163,882	$126,585

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

Due to and notes payable - related parties at March 31, 2009 and December 31, 2008 consisted of the following:

		March 31	December 31
		2009	2008
Due to related parties (a)

Guo, Wenxia	CEO; Stockholder; Stockholder of Daiying	$208,551	$251,330
Xian Jin Hao Tech	Stockholder; Stockholder of Daiying	584,952	486,731
Daiying Institute	The company controlled by Guo,Wenxia	1,264,046	1,275,557
Li, Zhuobin	Stockholder; Stockholder of Hua Yang	2,770	2,774
Chen, Aibin	Stockholder; Stockholder of Hua Yang	123,943	124,145

		$2,184,262	$2,140,537
Note payable- stockholder (b)
Lu, Zhongyu	Prior Stockholder of Ze An	$161,144	$198,051

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

Due to related parties do not bear interest and have no definite terms of repayment. For the three months ended, March 31, 2009, the Company imputed interest of $30,034 based on a 5.5% interest rate which approximates the bank lending rate.

NOTE 7 – LOAN PAYABLE

Loan payable is collateralized by all of Hua Yang’s equipment, building and land use right, payable to a financial institution, with interest at 6.696% per annum payable monthly, with principal due May 27, 2007. The loan is currently past due. The Company paid interest through May 20, 2007 and interest accrued through March 31, 2009 was included in accrued interest.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 8 – NOTE PAYABLE- BANK

Note payable - bank is collateralized by all of Hua Yang’s equipment, building and land use right, and is payable to a financial institution, with interest at 6.696% per annum payable monthly, with RMB5 million (equivalent $667,307) due April 29, 2007 and RMB5 million ($667,308) due April 27, 2008. The note is currently past due for the first principal payment due on April 29, 2007. The Company paid interest through May 20, 2007 and interest accrued through March 31, 2009 was included in accrued interest

The accrued interest for above Loan Payable and Current Maturities of Note Payable was $341,325 and $304,998 as of March 31, 2009 and December 31, 2008, respectively. Interest expense for the three months ended March 31, 2009 and 2008 was $36,809 and $35,150, respectively.

NOTE 9 - CONCENTRATIONS AND CREDIT RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of March 31, 2009, substantially all of the Company's cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

As of March 31, 2009, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

A.	PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following analysis of the Company's results of operations and financial condition should be read in conjunction with the financial statements of Worldwide Biotech & Pharmaceutical Company for the year ended December 31, 2008 and notes thereto contained in Report on Form 10-K of Worldwide Biotech & Pharmaceutical Company as filed with the Securities and Exchange Commission.

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

To continue its research and development on HCV product development and facilitate the transition from focusing on research and development to engaging in both research and commercialization of new medical products the Company may have to rely on its ability to raise additional capital during the next twelve months. In the case that the Company does not meet its fundraising goal in the year 2009, the above research projects will be delayed and production might not meet the market demand for the Company's new product.

The following analysis shows the selected unaudited consolidated statement of operations data of the Company for the three month period ended March 31, 2009 and March 31, 2008.

Results of Operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008

Revenues

For the three months ended March 31, 2009, our revenues were $18,265 as compared to $14,898 for the three months ended March 31, 2008, an increase of $3,367. We attribute this increase in net revenues to the higher revenues generated from  Shaanxi Daiying Medicine Distribution Co., Ltd., a majority owned subsidiary.

Cost of Sales and Gross Profit

For the three months ended March 31, 2009, cost of sales amounted to $13,589 as compared to cost of sales of $9,806 for the three months ended March 31, 2008. We attribute this increase in cost of sales to more input of manufacturing overheads. Gross profit for the three months ended March 31, 2009 was $4,676, as compared to $5,092 for the three months ended March 31, 2008.

Operating Expenses

For the three months ended March 31, 2009, total operating expenses were $77,290 as compared to $165,868 for the three months ended March 31, 2008, a decrease of $88,578, or approximately 53.4%.

Included in this decrease was:

•	Research and development costs of $0 as compared to $11,670, respectively, a decrease of $11,670. With the progress of new projects completed, we have not invested any funds in additional projects.
•	Professional fees of $270 as compared to $8,461, respectively, a decrease of $8,191. We attribute this decrease to lower legal and professional fees.
•	Stock-based compensation expense was $0 for the three-month periods ended March 31, 2009 and 2008.
•	General and administrative expenses were $75,502 as compared to $128,987, respectively, a decrease of $53,485, or approximately 41.5%.

For the three months ended March 31, 2009, interest expense was $95,308 as compared to $60,929 for the three months ended March 31, 2008. For the three months ended March 31, 2009, other expenses were $157,281 as compared to $66,932 for the three months ended March 31, 2008.  The increase in other expenses for the period was mainly due to depreciation and production cost of idle capacity.

As a result of these factors, the Company reported a net loss of $(229,895) or $0.00 per share for the three months ended March 31, 2009, as compared to a net loss of $(227,708) or $0.00 per share for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, we had cash and cash equivalents of $105,213.

Net cash used in operating activities for the three months ended March 31, 2009 was $39,255 as compared to $229,944 for the three months ended March 31, 2008. For the three months ended March 31, 2009, we used cash to fund our loss of $229,895; our inventories increased by $37,297; accounts payable increased by $2,114, and received net cash on accounts receivable of $43, prepayments and other current assets increased by $24,507, accrued liabilities and other payable increased by $111,943,  offset by non-cash items such as depreciation and amortization of $108,310 and imputed interest due to related parties. For the three months ended March 31, 2008, we used cash to fund our loss of $227,708 and to reductions of accounts receivable of $11,643, our inventories decreased by $64,961, increases in prepayments and other current assets of $55,833, accounts payable decreased by $78,149, decreasing accrued expenses and other current liabilities by $5,754, offset by non-cash items such as depreciation and amortization of $60,896.

Net cash used in investing activities for the three months ended March 31, 2009 was $21,510 as compared to net cash used in investing activities for the three months ended March 31, 2008 of $14,413. For the three months ended March 31, 2009, we used cash of $21,510 for purchase of property and equipment. For the three months ended March 31, 2008, we used cash for purchase of property and equipment of $14,413.

Net cash provided by financing activities for the three months ended March 31, 2009 was $10,618 as compared to net cash provided by financing activities for the three months ended March 31, 2008 of $21,344. For the three months ended March 31, 2009, the Company received $47,188 from stockholders/officers. These were offset by the repayment of note payable to a stockholder of $36,570. For the three months ended March 31, 2008, the Company received net proceeds of $21,344 from stockholders/officers.

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

We will take several steps to improve the capital conditions including increasing our bank loan and attracting new investment.

(b)	Increase in marketing activities and sales

We will begin to manufacture some drugs that we did not make before, which should increase our sales and marketing activities. We will also initiate some policies to stimulate our sales staff to increase their sales.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements at March 31, 2009.

Recently Issued Accounting Pronouncements

Recently adopted accounting principles

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions.  SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141R is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted SFAS No. 141R effective January 1, 2009.  The adoption of SFAS No. 141R did not have a material impact on our consolidated financial statements for the three months ended March 31, 2009 because we did not complete any business combinations in the first quarter of 2009.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling interest in Consolidated Financial Statements”.  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements.  We adopted SFAS No. 160 effective January 1, 2009.  The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements for the three months ended March 31, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  We adopted SFAS No. 160 effective January 1, 2009. The adoption of SFAS 161 had no impact on the Financial Statements.

In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions.  It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset.  Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements.  An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.   We adopted SFAS No. 142-3 effective January 1, 2009. The adoption of FSP FAS 142-3 had no impact on the Financial Statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).   We adopted EITF 03-6-1 effective January 1, 2009. The adoption of FSP EITF 03-6-1 did not have a material impact on the Financial Statements.

Recent Accounting Pronouncements

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. FSP 132 (R)-1 does not change the accounting treatment for postretirement benefits plans. FSP 132(R)-1 is effective for us for fiscal year 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP 157-4 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, another-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally,FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for us beginning in the second quarter of fiscal year 2009.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of March 31, 2009, substantially all of the Company's cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

Item 4(A).  Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. The Company’s Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls and procedures for the Company. The controls and procedures established by the Company are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Item 4(A)T.  Internal Control Over Financial Reporting

(a)       The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
(Registrant)

May 15, 2009	By:	/s/ Wenxia Guo
Wenxia Guo
Chief Executive Officer and Director
(Principal Executive Officer)

May 15, 2009	By:	/s/ Peiyi Tian
Peiyi Tian
Chief Financial Officer, VP, Treasurer and Director
(Principal Financial and Accounting Officer)

May 15, 2009	By:	/s/ Huimin Zhang
Humin Zhang
Director