Form 10-Q
period 2009-06-30
Worldwide Biotech & Pharmaceutical CO
filed 2009-08-14
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

       For the quarterly period ended June 30, 2009

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

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of June 30, 2009, there were 53,915,653 shares of the common stock issued and outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐   No ☒

Transitional Small Business Disclosure Format (check one):   Yes ☒ No ☐

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES

FORM 10-Q

June 30, 2009

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES

June 30, 2009

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$110,704	$190,039
Accounts receivable, net (Note 4)	35,385	26,238
Inventories (Note 5)	169,630	126,585

Prepayments and other current assets	76,361	62,061

Total Current Assets	392,080	404,923

Property, plant and Equipment, net	4,498,011	4,858,303

Land use rights, net	771,676	781,815

Total Assets	$5,661,767	$6,045,041

LIABILITIES
Current liabilities:
Loan payable (Note 7)	$702,711	$703,554
Note payable- stockholder (Note 6)	161,214	198,051
Current maturities of note payable - bank (Note 8)	1,463,981	1,465,738
Accounts payable	370,145	353,058
Due to related parties (Note 6)	2,149,411	2,140,537
Other current liabilities	2,038,396	1,935,279

Total Current Liabilities	6,885,858	6,796,217

Total Liabilities	6,885,858	6,796,217

EQUITY(DEFICIT)
WWBP stockholders' equity(deficit):
Common stock $.001 par value; 90,000,000 shares authorized;
53,915,653 shares issued and outstanding,	53,916	53,916
Additional paid-in capital	12,558,280	12,499,171
Accumulated deficit	(13,866,694)	(13,427,533)
Accumulated other comprehensive income (loss):
Foreign currency translation gain	123,715	123,270
Total WWBP stockholders' equity(deficit)	(1,130,783)	(751,176)

Noncontrolling interest	(93,308)	-

Total Equity(Deficit)	(1,224,091)	(751,176)

Total Liabilities and Equity(Deficit)	$5,661,767	$6,045,041

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net Revenues	$19,555	$69,347	$37,820	$84,245

Cost of Goods Sold	36,300	58,201	49,889	68,007

Gross Profit	(16,745)	11,146	(12,069)	16,238

Operating Expenses:
Selling expenses	2,043	13,393	3,561	30,143
Research and development	14,204	980	16,422	12,650
Professional fees	48,255	55,926	48,525	64,387
Stock-based compensation	-	-	-	-
General and administrative	99,275	115,245	172,559	244,232

Total Operating Expenses	163,777	185,544	241,067	351,412

Loss from Operations	(180,522)	(174,398)	(253,136)	(335,174)

Other Expenses(Income):
Interest income	(141)	(45,124)	(446)	(45,205)
Interest expense	99,153	88,044	194,461	148,973
Other (income) expense	(37,610)	7,325	(36,252)	7,325
Depreciation and production cost of idle capacity	60,838	-	121,758	-
Realized (gain) loss on sale of marketable securities	-	-	-	6,084

Total Other (Income) Expenses	122,240	50,245	279,521	117,177

Net Loss	(302,762)	(224,643)	(532,657)	(452,351)

Less: Net loss attributable to the noncontrolling interest	57,961	1,305	93,496	24,690

Net Loss Attributable to WWBP common stockholders	$(244,801)	$(223,338)	$(439,161)	$(427,661)

Net Loss Per Common Share
Net loss per common share - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
- Basic and diluted	53,915,653	53,915,653	53,915,653	53,915,653

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net loss	$(302,762)	$(224,643)	$(532,657)	$(452,351)

Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	37,201	19,265	633	47,854

Comprehensive loss	(265,561)	(205,378)	(532,024)	(404,497)
Comprehensive loss attributable to the noncontrolling interest	46,717	1,305	93,308	24,690

Comprehensive loss attributable to WWBP	$(218,844)	$(204,073)	$(438,716)	$(379,807)

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

			WWBP Shareholders

							Accumulated
			Common Stock, $.001 Par Value		Additional		Other
		Comprehnsive	Number of		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Total	Income	Shares	Amount	Capital	Deficit	Income	Interest

Balance, December 31, 2008	$(751,176)	$-	53,915,653	$53,916	$12,499,171	$(13,427,533)	$123,270	$-

Interest for due to related parties	59,109				59,109

Comprehensive loss:
Net loss	(532,657)	(532,657)				(439,161)		(93,496)
Other comprehensive loss, net of tax:
Foreign currency translation loss	633	633					445	188

Comprehensive loss	(532,024)	$(532,024)

Balance, June 30, 2009	$(1,224,091)		53,915,653	$53,916	$12,558,280	$(13,866,694)	$123,715	$(93,308)

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Six Months Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(532,657)	$(452,351)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	216,509	187,212
Imputed interest due to related parties	59,109	-
Changes in assets and liabilities:
Accounts receivable	(9,147)	(13,290)
Inventories	(43,045)	(133,149)
Prepayments and other current assets	(14,300)	(164,812)
Accounts payable	17,087	41,592
Accrued expenses and other current liabilities	103,117	122,921

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(203,327)	(411,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,515)	(150,616)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(13,515)	(150,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable - stockholder	(36,570)	-
Repayment for due to related parties	-	(44,981)
Proceeds from stockholders/officers	171,978	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	135,408	(44,981)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,099	55,326

NET CHANGE IN CASH	(79,335)	(552,148)

CASH at beginning of period	190,039	815,671

CASH at end of period	$110,704	$263,523

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2009
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
June 30, 2009
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS (CONTINUED)

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
June 30, 2009
(Unaudited)

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
June 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) for its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, trade accounts receivable, prepayments and other current assets, accounts payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company's loan approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2009.

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
June 30, 2009
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

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should reorganize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction).

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
June 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

June 30, 2009

Balance sheet   RMB 6.8307 to US$1.00

Statement of operations and comprehensive income (loss) RMB 6.8331 to US$1.00

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

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Consolidated Statements of Operations and Comprehensive loss. The foreign currency translation gain(loss) for the six months ended June 30, 2009 and 2008 were $633 and $47,854 and effect of exchange rate changes on cash flows for the three months period then ended were $2,099 and $55,326, respectively.

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
June 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2009 or 2008.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2).  FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator.  Under FSP 115-2/124-2, another-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security.  Additionally, FSP 115-2/124-2 changes the presentation of another-than-temporary impairment in the income statement for those impairments.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged.  This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements.  Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date.  This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued.  For the Company, this standard was effective beginning April 1, 2009.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” and approved the FASB Accounting Standards Codification TM (Codification) as the single source of authoritative nongovernmental US GAAP.  The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative.  For the Company, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification.  Accordingly, this standard will not have an impact on the Company's consolidated results of operations or financial condition.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $13,866,694 and a working capital deficiency of $6,493,778 at June 30, 2009, a net loss of $532,657 and net cash used in operations of $203,327 for the six months ended June 30, 2009, respectively.

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

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30	December 31
	2009	2008

Accounts Receivable	$521,175	$512,611
Less: Allowance for doubtful accounts	(485,790)	(486,373)

	$35,385	$26,238

For the six month period ended June 30, 2009 and 2008, the Company did not record any bad debt expense.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 5 - INVENTORIES

Inventories at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30	December 31
	2009	2008

Raw Material	$122,183	$114,208
Work in process	273,999	210,317
Finished goods	519,694	517,967
	915,876	842,492
Less: Inventory obsolescence	(746,246)	(715,907)

	$169,630	$126,585

NOTE 6 - RELATED PARTY TRANSACTIONS

Due to and notes payable - related parties at June 30, 2009 and December 31, 2008 consisted of the following:

		June 30	December 31
		2009	2008
Due to related parties (a)
Guo, Wenxia	CEO; Stockholder; Stockholder of Daiying	$245,342	$251,330
Xian Jin Hao Tech	Stockholder; Stockholder of Daiying	766,030	486,731
Daiying Institute	The company controlled by Guo,Wenxia	1,011,272	1,275,557
Li, Zhuobin	Stockholder; Stockholder of Hua Yang	2,771	2,774
Chen, Aibin	Stockholder; Stockholder of Hua Yang	123,996	124,145

		$2,149,411	$2,140,537
	Note payable- stockholder (b)
Lu, Zhongyu	Prior Stockholder of Ze An	$161,214	$198,051

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
June 30, 2009
(Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

Due to related parties do not bear interest and have no definite terms of repayment. For the six months ended, June 30, 2009, the Company imputed interest of $59,109 based on a 5.5% interest rate which approximates the bank lending rate.

NOTE 7 – LOAN PAYABLE

Loan payable is collateralized by all of Hua Yang’s equipment, building and land use right, payable to a financial institution, with interest at 6.696% per annum payable monthly, with principal due May 27, 2007. The loan is currently past due. The Company paid interest through May 20, 2007 and interest accrued through June 30, 2009 was included in accrued interest

NOTE 8 – CURRENT MATURITIES OF NOTE PAYABLE- BANK

Note payable - bank is collateralized by all of Hua Yang’s equipment, building and land use right, and is payable to a financial institution, with interest at 6.696% per annum payable monthly, with RMB5 million (equivalent $667,307) due April 29, 2007 and RMB5 million ($667,308) due April 27, 2008. The note is currently past due for the first principal payment due on April 29, 2007. The Company paid interest through May 20, 2007 and interest accrued through June 30, 2009 was included in accrued interest

The accrued interest for above Loan Payable and Current Maturities of Note Payable was $378,312 and $304,998 as of June 30, 2009 and December 31, 2008, respectively.

NOTE 9 - CONCENTRATIONS AND CREDIT RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of June 30, 2009, substantially all of the Company's cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

As of June 30, 2009, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

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

RESULTS OF OPERATIONS

The following analysis shows the selected unaudited consolidated statement of operations data of the Company for the three month and six month periods ended June 30, 2009 and June 30, 2008.

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Revenues

For the three months ended June 30, 2009, our revenues were $19,555 as compared to $69,347 for the three months ended June 30, 2008, a decrease of $49,792. We attribute this decrease in net revenues to the reduced amounts of goods sold by our subsidiaries.

Cost of Sales and Gross Profit

For the three months ended June 30, 2009, cost of sales amounted to $36,300 as compared to cost of sales of $58,201 for the three months ended June 30, 2008. We attribute the decrease in cost of sales to the reduction in the amounts of goods sold and the decline in the proceeds from sales.  Gross profit for the three months ended June 30, 2009 was $(16,745), as compared to $11,146 for the three months ended June 30, 2008.

Operating Expenses

For the three months ended June 30, 2009, total operating expenses were $163,777 as compared to $185,544 for the three months ended June 30,2008, a decrease of $21,767, or approximately 11.7%.

Included in this decrease was:

•
Selling expenses of $2,043 for the three months ended June 30, 2009 as compared to $13,393 for the three months ended June 30, 2008, a decrease of $11,350, or approximately 84.7%.  We attribute this decrease to: (1) the reduction in consignment expenses and traveling costs of the sales staff, resulting from the decreased sales by our subsidiaries; and (2) some economy measures adopted by the Company.

•
Professional fees of $48,255 as compared to $55,926 for the three months ended June 30, 2009 and 2008, respectively, a decrease of $7,671. We attribute this decrease to lower legal and professional fees.

•
General and administrative expenses were $99,275 for the three months ended June 30, 2009 as compared to $115,245 for the three months ended June 30, 2008, a decrease of $15,970, or approximately 13.9%.

For the three months ended June 30, 2009, interest expense was $99,153 as compared to $88,044 for the three months ended June 30, 2008. For the three months ended June 30, 2009, total other expenses were $122,240 as compared to $50,245 for the three months ended June 30, 2008.  The increase in other expenses for the three month period ended June 30, 2009 was mainly due to depreciation and production cost of idle capacity.

As a result of these factors, the Company reported a net loss of ($302,762) or $0.00 per share for the three months ended June 30, 2009, as compared to a net loss of ($224,643) or $0.00 per share for the same period in 2008.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Revenues

For the six months ended June 30, 2009, our revenues were $37,820 as compared to $84,245 for the six months ended June 30, 2008, a decrease of $46,425.  We attribute this decrease to the reduced amounts of goods sold by our subsidiaries.

Cost of Sales and Gross Profit

For the six months ended June 30, 2009, cost of sales amounted to $49,889 as compared to cost of sales of $68,007 for the six months ended June 30, 2008. Gross profit for the six months ended June 30, 2009 was $(12,069) as compared to $16,238 for the six months ended June 30, 2008.

Operating Expenses

For the six months ended June 30, 2009, total operating expenses were $241,067 as compared to $351,412 for the six months ended June 30,2008, a decrease of $110,345 or approximately 31.4%.

Included in this decrease was:

•
Selling expenses of $3,561 for the six months ended June 30, 2009 as compared to $30,143 for the six months ended June 30, 2008. The decrease in selling expenses of $26,582 in the first six months of 2009 was attributable to: (1) the reduction in consignment expenses and traveling costs of the sales staff, resulting from the decreased sales by our subsidiaries; and (2) some economy measures adopted by the Company.

•
Professional fees of $48,525 for the six months ended June 30, 2009 as compared to $64,387 for the six months ended June 30, 2008, a decrease of $15,862. The decrease is attributable to lower legal and professional fees for the six month period.

•
General and administrative expenses of $172,559 as compared to $244,232 for the six months ended June 30, 2009 and 2008, respectively, a decrease of $71,673, or approximately 29.3%. We attribute the decrease to: (1) the reduction in traveling costs and car expenses; and (2) the reduction in the payments to the board of directors.

For the six months ended June 30, 2009, interest expense was $194,461 as compared to $148,973 for the six months ended June 30, 2008. For the six months ended June 30, 2009, other expenses were $279,521 as compared to $117,177 for the six months ended June 30, 2008.  The increase in other expenses for the period was mainly due to depreciation and production cost of idle capacity.

As a result of these factors, the Company reported a net loss of ($532,657) or( $0.01) per share for the six months ended June 30, 2009, as compared to a net loss of ($452,351) or ($0.01) per share for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, we had cash and cash equivalents of $110,704.

Net cash used in operating activities for the six months ended June 30, 2009 was $203,327 as compared to net cash used in operating activities of $411,877 for the six months ended June 30, 2008. For the six months ended June 30, 2009, we used cash to fund our loss of $532,657, our inventories increased by $43,045, accounts payable increased by $17,087, accounts receivable increased by $9,147, prepayments and other current assets increased by $14,300, accrued liabilities and other payable increased by $103,117, offset by non-cash items such as depreciation and amortization of $216,509. For the six months ended June 30, 2008, we used cash to fund our loss of $452,351 and to increase of accounts receivable of $13,290, funding of inventories increase of $133,149, accounts payable increase of $41,592, increasing accrued expenses and other current liabilities by $122,921, offset by non-cash items such as depreciation and amortization of $187,212, and increases in prepayments and other current assets of $164,812.

Net cash used in investing activities for the six months ended June 30, 2009 was $13,515 as compared to net cash provided in investing activities for the six months ended June 30, 2008 of $150,616.  For the six months ended June 30, 2009, we used cash of $13,515 for purchase of property and equipment. For the six months ended June 30, 2008, we used cash for purchase of property and equipment of $150,616.

Net cash provided by financing activities for the six months ended June 30, 2009 was $135,408 as compared to net cash used in financing activities for the six months ended June 30, 2008 of $44,981. For the six months ended June 30, 2009, received net proceeds of $171,978 from stockholders/officers. For the six months ended June 30, 2008, the Company repaid $44,981 to stockholders/officers.

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

Currently, the People's Republic of China (“PRC”) is in a period of growth and is constantly promoting business development in order to bring more business into China. Additionally, a Chinese corporation can be owned by a United States corporation, however, the laws and regulations of China are subject to change and in the event said change occurs, it may affect the ability of Company to operate in the People's Republic of China.

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

Efforts to improve the Company’s financial results

The Company has incurred losses since inception. Management is making great efforts to improve the Company’s results of operations and cash flows. The actions include:

(a)	Strengthen internal controls

We will take steps to strengthen internal controls, aimed at bringing down production costs and various expenses.

(b)	Expand the market for our products and double our efforts at marketing

We began to manufacture some drugs that we did not make before and plan to increase marketing activities, which should boost our sales. We have also instituted some polices to motivate our salesmen to increase sales.

(c)	Further our cooperation with Yangling Daiying Biotech Institute

We will further our cooperation with Yangling Daiying Biotech Institute on the manufacturing and consignment sales of its newly-developed product of Emergency Haemostatic Patch, as well as the increase in other incomes.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements at June 30, 2009.

Recently Issued Accounting Pronouncements

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2).  FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator.  Under FSP 115-2/124-2, another-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security.  Additionally, FSP 115-2/124-2 changes the presentation of another-than-temporary impairment in the income statement for those impairments.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged.  This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements.  Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date.  This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued.  For the Company, this standard was effective beginning April 1, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” and approved the FASB Accounting Standards Codification TM (Codification) as the single source of authoritative nongovernmental US GAAP.  The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative.  For the Company, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification.  Accordingly, this standard will not have an impact on the Company's consolidated results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As our major products are medicines and clinical tests kits, we are currently subject to market risk primarily through the two points. The first one is the quality of the medicine. The quality of medicine we make decides the income, reputation and profit of our company. The second one is the policy risk, especially the SFDA policy on drug manufacture and selling. We do not believe that the effect of other changes, such as foreign exchange rates and equity prices currently pose significant market risk for us.

We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

Item 4. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of June 30, 2009, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2009, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

Item 4T. Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2009.

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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
(Registrant)

August 14, 2009	By:	/s/ Wenxia Guo
Wenxia Guo
Chief Executive Officer and Director
(Principal Executive Officer)

August 14, 2009	By:	/s/ Peiyi Tian
Peiyi Tian
Chief Financial Officer, VP, Treasurer and Director
(Principal Financial and Accounting Officer)

August 14, 2009	By:	/s/ Huimin Zhang
Humin Zhang
Director