Form 10-Q
period 2009-09-30
Worldwide Biotech & Pharmaceutical CO
filed 2009-11-16
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of September 30, 2009, there were 53,915,653 shares of the common stock issued and outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐   No ☒

Transitional Small Business Disclosure Format (check one):   Yes ☒ No ☐

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES

FORM 10-Q

September 30, 2009

PART I

Item 1. Financial Information

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES

September 30, 2009

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$368,203	$190,039
Accounts receivable, net (Note 4)	39,368	26,238
Inventories (Note 5)	157,885	126,585

Prepayments and other current assets	81,877	62,061

Total Current Assets	647,333	404,923

Property, plant and Equipment, net	4,421,551	4,858,303

Land use rights, net	768,796	781,815

Total Assets	$5,837,680	$6,045,041

LIABILITIES
Current liabilities:
Loan payable (Note 7)	$703,160	$703,554
Note payable- stockholder (Note 6)	161,317	198,051
Current maturities of note payable - bank (Note 8)	1,464,916	1,465,738
Accounts payable	354,900	353,058
Due to related parties (Note 6)	2,593,870	2,140,537
Other current liabilities	2,120,019	1,935,279

Total Current Liabilities	7,398,182	6,796,217

Total Liabilities	7,398,182	6,796,217

EQUITY(DEFICIT)
WWBP stockholders' equity(deficit):
Common stock $.001 par value; 90,000,000 shares authorized;
53,915,653 shares issued and outstanding,	53,916	53,916
Additional paid-in capital	12,606,168	12,499,171
Accumulated deficit	(14,169,712)	(13,427,533)
Accumulated other comprehensive income (loss):
Foreign currency translation gain	123,062	123,270
Total WWBP stockholders' equity(deficit)	(1,386,566)	(751,176)

Noncontrolling interest	(173,936)	-

Total Equity(Deficit)	(1,560,502)	(751,176)

Total Liabilities and Equity(Deficit)	$5,837,680	$6,045,041

See accompanying notes to the consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008

Net Revenues	$10,515	$29,280	$48,335	$113,525

Cost of Goods Sold	4,302	21,808	54,191	89,815

Gross Profit	6,213	7,472	(5,856)	23,710

Operating Expenses:
Selling expenses	23,951	12,530	27,512	42,673
Research and development	29,108	2,809	45,530	15,459
Professional fees	9,817	3,260	58,342	67,647
Stock-based compensation	-	-	-	-
General and administrative	139,127	129,558	311,686	373,790

Total Operating Expenses	202,003	148,157	443,070	499,569

Loss from Operations	(195,790)	(140,685)	(448,926)	(475,859)

Other Expenses(Income):
Interest income	(264)	(788)	(710)	(2,179)
Interest expense	127,879	82,115	322,340	187,274
Other (income) expense	(793)	21,122	(37,045)	28,447
Depreciation and production cost of idle capacity	60,762	-	182,520	-
Realized (gain) loss on sale of marketable securities	-	-	-	6,084

Total Other (Income) Expenses	187,584	102,449	467,105	219,626

Net Loss	(383,374)	(243,134)	(916,031)	(695,485)

Less: Net loss attributable to the noncontrolling interest	80,356	17,522	173,852	42,212

Net Loss Attributable to WWBP common stockholders	$(303,018)	$(225,612)	$(742,179)	$(653,273)

Net Loss Per Common Share
Net loss per common share - Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
- Basic and diluted	53,915,653	53,915,653	53,915,653	53,915,653

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008

Net loss	$(383,374)	$(243,134)	$(916,031)	$(695,485)

Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	(925)	12,837	(292)	60,691

Comprehensive loss	(384,299)	(230,297)	(916,323)	(634,794)
Comprehensive loss attributable to the noncontrolling interest	80,628	17,522	173,936	42,212

Comprehensive loss attributable to WWBP	$(303,671)	$(212,775)	$(742,387)	$(592,582)

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

			WWBP Shareholders

							Accumulated
			Common Stock, $.001 Par Value		Additional		Other
		Comprehnsive	Number of		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Total	Income	Shares	Amount	Capital	Deficit	Income	Interest

Balance, December 31, 2008	$(751,176)	$-	53,915,653	$53,916	$12,499,171	$(13,427,533)	$123,270	$-

Interest for due to related parties	106,997				106,997

Comprehensive loss:
Net loss	(916,031)	(916,031)				(742,179)		(173,852)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(292)	(292)					(208)	(84)

Comprehensive loss	(916,323)	$(916,323)

Balance, September 30, 2009	$(1,560,502)		53,915,653	$53,916	$12,606,168	$(14,169,712)	$123,062	$(173,936)

See accompanying notes to the consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended
	Sept 30, 2009	Sept 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(916,031)	$(695,485)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	323,426	336,831
Stock-based compensation	-	-
Gain on sale of marketable securities	-	-
Imputed interest for due to related parties	106,997	-
Changes in assets and liabilities:
Accounts receivable	(13,130)	(30,210)
Inventories	(31,300)	(223,534)
Prepayments and other current assets	(19,816)	(207,240)
Accounts payable	1,842	80,986
Accrued expenses and other current liabilities	184,740	189,024

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(363,272)	(549,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	-	-
Purchase of property and equipment	(31,313)	(153,367)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(31,313)	(153,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable - stockholder	(36,591)	-
Repayment for due to related parties	-	(44,981)
Proceeds from stockholders/officers	608,230	32,108

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	571,639	(12,873)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,110	78,689

NET CHANGE IN CASH	178,164	(637,179)

CASH at beginning of period	190,039	815,671

CASH at end of period	$368,203	$178,492

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2009
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
September 30, 2009
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

The Company has evaluated subsequent events through the date that the financial statements were issued, which was November 16, 2009, the date of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

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
September 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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

Licenses

The Company has adopted the guidelines as set out in the standard “Goodwill and Other Intangible Assets,” codified with ASC 350 for the licenses. Under the requirements as set out in ASC 350, the Company amortizes the costs of acquired licenses over their remaining legal lives or the term of the contract, whichever is shorter. Licenses are stated at cost less accumulated amortization and accumulated impairment losses, if any. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Impairment of long-lived assets

The Company follows the standard “Accounting for the Impairment or Disposal of Long-Lived Assets,” codified with ASC 360 for its long-lived assets. The Company's long-lived assets, which include property, plant and equipment, land use rights and licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets for the nine months ended September 30, 2009 and 2008.

Segment information

The standard “Disclosures about Segments of an Enterprise and Related Information,” codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment (research, development, production, marketing and sales of auto electronic products) and in one geographical segment (China), as all of the Company’s current operations are carried out in China.

Revenue recognition

The Company follows the standard “Revenue Recognition,” codified  with ASC 650  for revenue recognition. The Company revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred and the title and risk of loss transfer to the buyer, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  Persuasive evidence of an arrangement is demonstrated via invoice to the customer; product delivery is evidenced by the warehouse shipping log as well as a signed bill of lading from the trucking company and no product return is allowed except for defective or damaged products; the sales price to the customer is fixed upon acceptance of the purchase order; and there are no separate sales rebates, discounts, or volume incentives. The Company manufactures and distributes traditional Chinese medicine, including drink tablets, synthetic medicine, antibiotics, biotech medicine and biotech reagents; wholesale Class II medical devices, Class III medical devices, including but not limited to, medical sewing materials and bond, medical high molecular materials and products, and disposable sterile medical devices. The majority of the Company's revenue derives from sales contracts with distributors. The Company sells certain products to certain customers on a consignment basis. The Company records revenue for consignment transactions when the consignee sells the product to the end users.

Stock based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of the standard “Share-Based Payment,” codified with ASC 718, using the modified prospective method. On January 12, 2007, the Company issued 1,400,000 shares of its common stock to three employees pursuant to the 2005 Non-Qualified Stock Compensation Plan (see Note 15(i)). The Company valued the shares at $0.15 per share, the closing price of the Company's common stock on the date of issuance and charged $210,000 to stock based compensation.  The Company did not issue any stock options or warrants to any employees, directors, officers or third parties since January 1, 2006.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Research and development

Research and development costs are charged to expense as incurred. Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material costs for research and development.

Shipping and handling costs

The Company accounts for shipping and handling fees in accordance with the standard “Accounting for Shipping and Handling Fees and Costs,” codified with ASC 605 . While amounts charged to customers for shipping product are included in revenues, the related costs are classified in cost of goods sold as incurred.

Income taxes

The Company follows the standard “Accounting for Income Taxes,” codified with ASC 740 which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations and Comprehensive Income in the period that includes the enactment date.

Fair value of financial instruments

The Company adopted the standard “Fair Value Measurements,” codified with ASC 820 and effective January 1, 2008.  The provisions of ASC 820 are to be applied prospectively.

ASC 820 clarifies that fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date).  Under ASC 820, fair value measurements are not adjusted for transaction cost.  ASC 820 provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:
Input other than quoted market prices that are observable, either directly or indirectly, and reasonably available.  Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

Level 3:	Unobservable inputs. Unobservable inputs reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Availability of observable inputs can vary and is affected by a variety of factors.  The Company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with the standard “Foreign Currency Translation,” codified with ASC 830 and are included in determining net income or loss.

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

September 30, 2009

Balance sheet   RMB 6.8263 to US$1.00

Statement of operations and comprehensive income (loss) RMB 6.8324 to US$1.00

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

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Consolidated Statements of Operations and Comprehensive loss. The foreign currency translation gain(loss) for the nine months ended September 30, 2009 and 2008 were ($257) and $60,691 and effect of exchange rate changes on cash flows for the nine months period then ended were $1,107 and $78,689, respectively.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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

Comprehensive income (loss)

The Company has adopted the standard “Reporting Comprehensive Income,” codified with ASC 220. This statement establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss), for the Company, consists of net loss and foreign currency translation adjustments and is presented in the Consolidated Statements of Operations and Comprehensive Income (loss) and Stockholders' Equity.

Net loss per common share

Net loss per common share is computed pursuant to Statement of the standard “Earnings Per Share,” codified with ASC 260. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2009 or 2008.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification TM (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). For the Company, the ASC was effective July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

In December 2008, the FASB issued an accounting standard regarding a company’s disclosures about postretirement benefit plan assets.  This standard requires additional disclosures about plan assets for sponsors of defined benefit pension and postretirement plans including expanded information regarding investment strategies, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this standard requires disclosures similar to those required for fair value measurements and disclosures under ASC 820 with respect to the fair value of plan assets such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in terms of the hierarchy of the source of information used to determine their value. The disclosures under this standard are required for annual periods ending after December 15, 2009. The Company is currently evaluating the requirements of these additional disclosures.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. For the Company, this standard was effective beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009. The additional disclosures required by this standard are included in Note 1.

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For the Company, this standard is effective for new transfers of financial assets beginning January 1, 2010. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value , which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. For the Company, this ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $14,169,712 and a working capital deficiency of $6,750,849 at September 30, 2009, a net loss of $916,031 and net cash used in operations of $363,272 for the nine months ended September 30, 2009, respectively.

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

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2009 and December 31, 2008 consisted of the following:
	September 30	December 31
	2009	2008

Accounts Receivable	$525,469	$512,611
Less: Allowance for doubtful accounts	(486,101)	(486,373)

	$39,368	$26,238

For the nine month period ended September 30, 2009 and 2008, the Company did not record any bad debt expense.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 5 - INVENTORIES

Inventories at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30	December 31
	2009	2008

Raw Material	$118,832	$114,208
Work in process	282,411	210,317
Finished goods	507,483	517,967
	908,726	842,492
Less: Inventory obsolescence	(750,841)	(715,907)

	$157,885	$126,585

NOTE 6 - RELATED PARTY TRANSACTIONS

Due to and notes payable - related parties at September 30, 2009 and December 31, 2008 consisted of the following:

		September 30	December 31
		2009	2008
Due to related parties (a)
Guo, Wenxia	CEO; Stockholder; Stockholder of Daiying	$232,128	$251,330
Xian Jin Hao Tech	Stockholder; Stockholder of Daiying	1,265,003	486,731
Daiying Institute	The company controlled by Guo,Wenxia	969,890	1,275,557
Li, Zhuobin	Stockholder; Stockholder of Hua Yang	2,773	2,774
Chen, Aibin	Stockholder; Stockholder of Hua Yang	124,076	124,145

		$2,593,870	$2,140,537
Note payable- stockholder (b)
Lu, Zhongyu	Prior Stockholder of Ze An	$161,317	$198,051

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
September 30, 2009
(Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

Due to related parties do not bear interest and have no definite terms of repayment. For the nine months ended, September 30, 2009, the Company imputed interest of $106,997 based on a 5.5% interest rate which approximates the bank lending rate.

NOTE 7 – LOAN PAYABLE

Loan payable is collateralized by all of Hua Yang’s equipment, building and land use right, payable to a financial institution, with interest at 6.696% per annum payable monthly, with principal due May 27, 2007. The loan is currently past due. The Company paid interest through May 20, 2007 and interest accrued through September 30, 2009 was included in accrued interest

NOTE 8 – CURRENT MATURITIES OF NOTE PAYABLE- BANK

Note payable - bank is collateralized by all of Hua Yang’s equipment, building and land use right, and is payable to a financial institution, with interest at 6.696% per annum payable monthly, with RMB5 million (equivalent $667,307) due April 29, 2007 and RMB5 million ($667,308) due April 27, 2008. The note is currently past due for the first principal payment due on April 29, 2007. The Company paid interest through May 20, 2007 and interest accrued through September 30, 2009 was included in accrued interest

The accrued interest for above Loan Payable and Current Maturities of Note Payable was $415,417 and $304,998 as of September 30, 2009 and December 31, 2008, respectively.

NOTE 9 - CONCENTRATIONS AND CREDIT RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of September 30, 2009, substantially all of the Company's cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2009
(Unaudited)

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

As of September 30, 2009, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

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

RESULTS OF OPERATIONS

The following analysis shows the selected unaudited consolidated statement of operations data of the Company for the three month and nine month periods ended September 30, 2009 and September 30, 2008.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Revenues

For the three months ended September 30, 2009, our revenues were $10,515 as compared to $29,280 for the three months ended September 30, 2008, a decrease of $18,765. We attribute this decrease in net revenues to the reduced amounts of goods sold by our subsidiaries.

Cost of Sales and Gross Profit

For the three months ended September 30, 2009, cost of sales amounted to $4,302 as compared to cost of sales of $21,808 for the three months ended September 30, 2008. We attribute the decrease in cost of sales to the reduction in the amounts of goods sold and the decline in the proceeds from sales.  Gross profit for the three months ended September 30, 2009 was $6,213, as compared to $7,472 for the three months ended September 30, 2008.

Operating Expenses

For the three months ended September 30, 2009, total operating expenses were $202,003 as compared to $148,157 for the three months ended September 30,2008, an increase of $53,846, or approximately 36.3%.

Included in this increase was:

•
Selling expenses of $23,951 for the three months ended September 30, 2009 as compared to $12,530 for the three months ended September 30, 2008, an increase of $11,421, or approximately 91.1%.  We attribute this increase to multiplied efforts to expand our market in order to boost sales.

•
Research and development costs of $29,108 as compared to $2,809 for the three months ended September 30, 2009 and 2008, respectively, an increase of $26,299. This increase was attributable to further technological cooperation with Yangling Daiying Biotech Institute.

•
General and administrative expenses were $139,127 for the three months ended September 30, 2009 as compared to $129,558 for the three months ended September 30, 2008, an increase of $9,569, or approximately 7.4%.

For the three months ended September 30, 2009, interest expense was $127,879 as compared to $82,115 for the three months ended September 30, 2008. For the three months ended September 30, 2009, total other expenses were $187,584 as compared to $102,449 for the three months ended September 30, 2008.  The increase in other expenses for the three month period ended September 30, 2009 was mainly due to higher interest expense from loan payable and due to related parties as well as higher depreciation and production cost of idle capacity.

As a result of these factors, the Company reported a net loss of $(383,374) or $0.01 per share for the three months ended September 30, 2009, as compared to a net loss of $(243,134) or $0.00 per share for the same period in 2008.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Revenues

For the nine months ended September 30, 2009, our revenues were $48,335 as compared to $113,525 for the nine months ended September 30, 2008, a decrease of $65,190.  We attribute this decrease to the reduced amounts of goods sold by our subsidiaries.

Cost of Sales and Gross Profit

For the nine months ended September 30, 2009, cost of sales amounted to $54,191 as compared to cost of sales of $89,815 for the nine months ended September 30, 2008. Gross profit for the nine months ended September 30, 2009 was $(5,856) as compared to $23,710 for the nine months ended September 30, 2008.

Operating Expenses

For the nine months ended September 30, 2009, total operating expenses were $443,070 as compared to $499,569 for the nine months ended September 30,2008, a decrease of $56,499 or approximately 11.3%.

Included in this decrease was:

•
Selling expenses of $27,512 for the nine months ended September 30, 2009 as compared to $42,673 for the nine months ended September 30, 2008. The decrease in selling expenses of $15,161 in the first nine months of 2009 was attributable to strengthened control over selling activities, which brought down selling expenses.

•
Professional fees of $58,342 for the nine months ended September 30, 2009 as compared to $67,647 for the nine months ended September 30, 2008, a decrease of $9,305. The decrease is attributable to lower legal and professional fees for the nine month period.

•
General and administrative expenses of $311,686 as compared to $373,790 for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $62,104, or approximately 16.6%. We attribute the decrease to greater control over administrative costs, which helped lower expenses.

For the nine months ended September 30, 2009, interest expense was $322,340 as compared to $187,274 for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, total other expenses were $467,105 as compared to $219,626 for the nine months ended September 30, 2008.  The increase in other expenses for the period was mainly due to higher interest expense from loan payable and due to related parties as well as higher depreciation and production cost of idle capacity.

As a result of these factors, the Company reported a net loss of $(916,031) or ($0.01) per share for the nine months ended September 30, 2009, as compared to a net loss of $(695,485) or $(0.01) per share for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, we had cash and cash equivalents of $368,203.

Net cash used in operating activities for the nine months ended September 30, 2009 was $363,272 as compared to net cash used in operating activities of $549,628 for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, we used cash to fund our loss of $916,031, our inventories increased by $31,300, accounts payable increased by $1,842, accounts receivable increased by $13,130, prepayments and other current assets increased by $19,816, accrued liabilities and other payable increased by $184,740, offset by non-cash items such as depreciation and amortization of $323,426. For the nine months ended September 30, 2008, we used cash to fund our loss of $695,485 and to reductions of accounts receivable of $30,210, funding of inventories of $223,534, accounts payable increase of $80,986, decreasing accrued expenses and other current liabilities by $189,024, offset by non-cash items such as depreciation and amortization of $336,831, and increases in prepayments and other current assets of $207,240.

Net cash used in investing activities for the nine months ended September 30, 2009 was $31,313 as compared to net cash used in investing activities for the nine months ended September 30, 2008 of $153,367.  For the nine months ended September 30, 2009, we used cash of $31,313 for purchase of property and equipment. For the nine months ended September 30, 2008, we used cash for purchase of property and equipment of $153,367 and received net proceeds of $0 from sale of marketable securities.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $571,639 as compared to net cash used in financing activities for the nine months ended September 30, 2008 of $12,873. For the nine months ended September 30, 2009, we received net proceeds of $608,230 from stockholders/officers. For the nine months ended September 30, 2008, the Company repaid $44,981 to stockholders/officers.

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

Although China has been affected by the global recession, the government initiated a package of incentive programs to stimulate the economy and encourage business development, which has proven successful, especially in terms of GDP.  According to China’s National Bureau of Statistics, China’s Gross Domestic Product (GDP) amounted to RMB 21,781.7 billion for the nine months ended September 30, 2009, an increase of 7.7% as compared to the nine months ended September 30, 2008. Additionally, a Chinese corporation can be owned by a United States corporation, however, the laws and regulations of China are subject to change and in the event said change occurs, it may affect the ability of Company to operate in the Peoples Republic of China.

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

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements at September 30, 2009.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification TM (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). For the Company, the ASC was effective July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In December 2008, the FASB issued an accounting standard regarding a company’s disclosures about postretirement benefit plan assets.  This standard requires additional disclosures about plan assets for sponsors of defined benefit pension and postretirement plans including expanded information regarding investment strategies, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this standard requires disclosures similar to those required for fair value measurements and disclosures under ASC 820 with respect to the fair value of plan assets such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in terms of the hierarchy of the source of information used to determine their value. The disclosures under this standard are required for annual periods ending after December 15, 2009. The Company is currently evaluating the requirements of these additional disclosures.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. For the Company, this standard was effective beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009. The additional disclosures required by this standard are included in Note 1.

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For the Company, this standard is effective for new transfers of financial assets beginning January 1, 2010. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value , which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. For the Company, this ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

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

Item 4. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of September 30, 2009, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2009, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

Item 4T. Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2009.

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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
(Registrant)

November 16, 2009	By:	/s/ Wenxia Guo
Wenxia Guo
Chief Executive Officer and Director
(Principal Executive Officer)

November 16, 2009	By:	/s/ Peiyi Tian
Peiyi Tian
Chief Financial Officer, VP, Treasurer and Director
(Principal Financial and Accounting Officer)

November 16, 2009	By:	/s/ Huimin Zhang
Humin Zhang
Director