Form 10-K
period 2009-12-31
Worldwide Biotech & Pharmaceutical CO
filed 2010-03-31
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 24, 2010 was $632,461, based on the closing price of the Common Stock of $0.015 on such date.

The number of shares outstanding of the registrant's common stock as of March 24, 2010:  53,915,653 shares, $.001 Par Value.

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

On July 26, 2005, Glory Dragon Investments Ltd. (“Glory Dragon”), an international business company, was formed in the British Virgin Islands and a Certificate of Incumbency was signed on December 6, 2005. The sole shareholder, officer and director was Peiyi Tian.  He was also a director and CFO of the Company.  On the same date, Peiyi Tian, in a Declaration of Trust, declared that 100% of the stock (50,000 shares) of Glory Dragon is owned by the Company.

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

Description of Current Business

Daiying is a high-tech biopharmaceutical company that specializes in the development and potential marketing of viruses/viral vectors, bio-medicines, external diagnostic reagents, prophylactic vaccines for humans, and oral dosage forms of traditional Chinese medicine.  The Company is currently developing a hepatitis C vaccine primarily in China.  The Company employs 57 full time employees, with corporate headquarters, manufacturing facilities and main laboratory in the Yangling Agricultural Hi-Tech Industrial Demonstration Zone, Shaanxi Province, China.

ABOUT HCV: G14

Hepatitis C virus (“HCV”) is a blood-borne RNA virus, a major cause of liver disease in the United States and the world. It’s also one of the four most dangerous blood-borne viruses, with infection rate four times higher than HIV. About 1.3-3% of the worldwide population is infected with the virus and 200 million people have been infected by HCV by the end of 2005. In the United States, about 2.4% of the population is infected by HCV and it’s even as high as 10% in some Asian and European Countries.

About 70% of HCV infected cases become chronic hepatitis. Ninety percent (90%) of HCV infected people are asymptotic. HCV accounts for about 15 percent of acute hepatitis cases, 60 to 70 percent of chronic hepatitis cases, and up to 50 percent of cases of cirrhosis, end-stage liver disease, and liver cancer.

There is no medication available that can cure HCV infection and no vaccine for prevention, and existing diagnostics suffer from poor sensitivity and specificity.  Statistics show that the rate of misdiagnosis of HCV is relatively high. The development of reliable diagnostic methods and treatment for HCV is delayed due to lack of the resource of HCV particles, despite the fact that numerous famous research institutions and big pharmaceutical companies put so much effort into HCV research. Scientists need viral material to learn about the virus’ biology, identify therapeutic targets, screen compounds to discover new drugs, and identify the best diagnostic target proteins and antigens for vaccines.  The titer of HCV in patients is so low that scientist could not directly extract HCV particles out of patient blood. Other than human beings, HCV can only infect chimpanzees. That means, except chimpanzees, there is no other small animal model nor robust in vitro model for HCV experimental study like scientists usually do with most other viruses or bacteria. Until recently, the inability to produce and propagate HCV in vitro has been the biggest bottleneck in HCV research.

INTACT HCV FROM HCV IN VITRO CELL CULTURE SYSTEM

Yangling Daiying has committed a large amount of cash and resources to the development of its cornerstone technology: a laboratory method for culturing (growing, propagating) intact Hepatitis C virus. After three years of intensive research, the scientists at Yangling Daiying achieved a technological breakthrough for culturing HCV in vitro, making it the first to overcome the main hurdle to HCV research and product development. HCV virus produced in Yangling Daiying has viral genome replication, viral gene expression and protein production/processing demonstrated using molecular biological approaches. The titer of virus in the culture medium is over 106 which are much higher than that in patient serum. The purified virus is stable for 2 years in -20°C～-80°C. The viruses produced possess well-defined biological HCV characteristics that are inheritable and the virus have propagated in the Yangling Daiying over 30 generations.

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

Intellectual Property Protection: The HCV virus we use for our HCV diagnostics is protected by Chinese patent. We also filed patent applications in both United States and European Countries.

A large-scale State Food and Drug Administration (“SFDA”) (Chinese FDA) sanctioned clinical trial of this test involving 10,000 samples has already been examined by the National Institute for the Control of Pharmaceutical and Biological Products and demonstrated ultra high sensitivity and high specificity relative to the other HCV diagnostics technology currently on the market.

The Company obtained SFDA approval for its HCV antibody detection kit on May 10, 2006, the certificate number is S20063051. The production line for the diagnostic kit got a good manufacturing practice (“GMP”) certificate in November of 2006. Production and sales of this diagnostic product started in 2007.

PRODUCT LINE 3: ANTI-HCV MEDICINES

About 200 million people have been infected by HCV virus worldwide. The most recent reach carried by Dr. Brian Edlin from Cornell University shows there are 5 million people infected by HCV virus in the United Stated by the end of year 2005. Majority HCV infected people become chronic cases and carry the virus for the whole life. There’s no cure for this disease. The only medicine available for HCV patients, such as interferon, can only slow down the process of this disease. In addition, only 40% to 50% patients can actually response to interferon treatment. The effective rate is even lower in China and some other Asian countries with majority people infected by type I HCV virus. There’s no any medicine available for these patients.

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

PRODUCT LINE 5: OVER-THE-COUNTER MEDICINES

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

Status of any publicly announced new products or services

On April 3, 2009, the Company was contracted by Yangling Daiying Biotechnology Research Institute to produce and sell its SFDA-approved Emergency Haemostatic Patch product. We are currently producing and selling this product in China.

Competitive business conditions, and the Company’s competitive position in the industry, and methods of competition

MARKET POSITIONING VS. COMPETITORS

HCV Virus and Antigen

There is no real competition at this time since Daiying has the only system available to produce HCV virus and antigen, and we have obtained domestic patents to protect the replication of the technology by others and products derived from it.

Anti-HCV Drug-screen System

Due to the limitation of treatment for chronic HCV infection, intensive research and development activities are being done in pharmaceutical companies and HCV research institutes. However, we have no real competition currently because Yangling Daiying has the only system available that is using an intact HCV culturing system for screening anti-HCV drugs in vitro. Instead of the extensive drug screening from the synthetic compounds that most pharmaceutical companies are doing, Yangling Daiying has sources of traditional medicines that are known to be effective to control HCV infection.  Screening anti-HCV drugs out of these traditional Chinese medicines would be much faster and less expensive than screening tens of thousands of synthetic medicines.

HCV Antibody Detection ELISA Kits

Our main competitors are domestic companies, of which there are over 200 currently. All these companies rely on a third party to supply antigen for their kits. Yangling Daiying is different in this respect because it is self-sufficient for its antigen supply.

Over-the-counter Medicines

China is a huge market for OTC medicine. Because of historical reasons and relaxed government regulation, development of OTC products has its own unique cultural and market background. The large base of users, as well as extensive media coverage, make the Chinese OTC market very attractive.

COMPETITIVE ADVANTAGES

The competitive advantages of the Company mainly lie in:

HCV research abilities

Daiying has a distinctive technology for culturing (growing, propagating) intact Hepatitis C virus in vitro, which provides an excellent foundation for developing other HCV products.

Government supports

Daiying’s HCV vaccine research program has been awarded the prestigious High-Tech 863 project status by the Chinese government. Daiying also enjoys special tax considerations and support for acquiring land to expand its business.

Advanced manufacturing facilities

Daiying has the most comprehensive 10,000-grade GMP-compliant manufacturing facilities in China, which include fully equipped GMP standard production lines for oral dosage forms of Chinese medicines, synthetic medicines, functional foods, virus and in vitro diagnostics.

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

The following is a list of raw materials that we utilize and the name of our suppliers:

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

Daiying obtained a Chinese patent for “The Intact Hepatitis C Virus (HCV) and Method for Culturing HCV in vitro by Cell Culture” on October 23, 2002.  The patent number is 01124001.6.  A pending Patent Co-operation Treaty (PCT) international application was filed on August 2, 2002 to cover countries and areas including the United States, Japan, Korea, Russia and the European Union, and obtained the priority protection from these countries.

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

Effect of Existing Governmental Regulations

The manufacturing facilities for both biological and medical products have to be GMP-compliant.  We have received the GMP certificate from the government.  In order to sell or distribute the pharmaceutical products in China, the Company has to have a Good Sales Practice for Pharmaceutical Products (GSP) certificate.  Daiying’s subsidiary, Shaanxi Daiying Medicine Distribution Co., Ltd., has obtained the GSP certificate which allows the company to wholesale medical products to pharmacies, hospitals, clinics and sub-distributors. For commercialization of new drugs in China, companies have to get New Drug Approval from SFDA.  We have obtained a New Drug License for three of our TCM Products.

The amount spent during last two fiscal years on research and development costs

Research and product development costs are charged to expense as incurred.  The Company incurred $31,303 and $21,868 in product development costs for the years ended December 31, 2009 and December 31, 2008, respectively.

Costs and Effects of Compliance with Environmental Laws

At the present time, Daiying is in compliance with applicable environmental laws in China, both nationally and locally.  Its current cost of compliance is approximately $50,000 per year, assuming no change in the current laws.

Number of Full Time and Part Time Employees:

The Company and its subsidiaries had 57 full-time employees as of December 31, 2009.

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

Item 2. Properties

PLANTS

The Company owns three manufacturing facilities. The Company’s headquarters is located in Yangling, which is only 82 km away from Xi’an, one of the biggest cities in China.  Daiying has a GMP-compliant manufacturing facility which is one of the few GMP-compliant facilities for both biological and pharmaceutical products in China.  The Company’s research center and manufacturing plant is in Shaanxi province.  The Company acquired 35,940 m2 of land in the Yangling Agricultural Hi-tech Industrial Demonstration Zone in China.  Yangling Daiying has already constructed a 5,359 m2 GMP standard facility.  The overall production facility meets the cleanness standard of 10,000-grade GMP compliance, and it includes a production facility for HCV particles and antigens, a biological kits facility, and a fully-equipped factory for producing Traditional Chinese Medicine (TCM) and Western solid medicines.  The other two manufacturing facilities are Hua Yang and Ze An, which are located Hunan province. The two facilities have over 58,640 m2 of land with GMP certified production area 13,000 m2.

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

Item 4.  (Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is traded on the OTCBB under the symbol “WWBP.OB”. The Company’s common stock consists of 90,000,000 shares authorized, par value $.001 per share, of which, as of December 31, 2009, there are 53,915,653 shares issued and outstanding. According to the Company’s Restated Certificate of Incorporation, shareholders are not entitled to preemptive rights nor are they entitled to cumulative rights. The common stock started trading under the symbol SCII on August 20, 2003, the effective date of the 1-100 reverse stock split.  The following is the high and low prices of our stock for the last eight quarters.

The following table sets forth the range of bid prices of our common stock as quoted on the OTCBB during the periods indicated. The prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

Quarter	2009		2008
	High	Low	High	Low
First	$0.04	$0.01	$0.05	$0.03
Second	$0.02	$0.01	$0.05	$0.03
Third	$0.09	$0.02	$0.04	$0.03
Fourth	$0.03	$0.01	$0.03	$0.01

Our common shares are issued in registered form. American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038, is the registrar and transfer agent for our common stock.

From January 1 to March 24, 2010, the highest and lowest prices of our common shares on the OTC Bulletin Board were $0.05 per share and $0.007 per share.  On March 24, 2010, the closing price of our common stock on the OTC Bulletin Board on the last day it traded before the filing of this Annual Report was $0.015 per share.

As of March 24, 2009, there were approximately 126 shareholders of record of the Company’s common stock, which does not include shareholders who own our shares in so-called “street name.”

Dividends

We have not paid dividends on our shares of common stock, and do not intend to pay dividends in the foreseeable future.  We intend to retain earnings, if any, to finance development and expansion of our business.  Payment of dividends in the future will depend among other things, upon our ability to generate earnings, our need for capital, and our overall financial condition.

Equity Compensation Plans

The Company filed a Form S-8 with the Commission on May 20, 2005 wherein it registered 5,000,000 shares to be issued under a Non-Qualified Employee Stock Compensation Plan. (“Plan”)  Employees, directors, officers, consultants, advisors and other persons associated with the issuer are entitled to be issued shares for bona fide services rendered to the Company pursuant to the Plan. As of the year ended December 31, 2009, 2,000,000 shares have been issued to employees and 3,000,000 shares have been issued to consultants.

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

Recent Sales of Unregistered Securities

We have not made any previously unreported sales of unregistered securities from January 1, 2009 to December 31, 2009.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2009.

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

Summary of research

As a biotech-focused company, we have made significant progress on our HCV research pipelines. We were able to successfully set up the in vitro intact HCV virus culturing system which could continuously replicate the HCV virus in vitro and we are the first entity in the world to break this bottle neck in the HCV research field. We made some progress on the improving of sensitivity and specificity on HCV diagnostic reagents in 2007.  We screened four Chinese traditional medicines using high-throughput anti-HCV medicine screening system and got some primary data. The data will be verified by further test.  We expect to get one or two new anti- HCV leads in next years if we could raise enough capital funding for our research. We optimized large–quantity purification methods for replication-deficient HCV virus and setting up ideal animal models for efficacy and safety studies of HCV human vaccine in 2007.  We will actively seek new collaboration opportunities and promising research projects. The progress on our research projects depend on our ability to raise enough funding in the following year.

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the years ended December 2009 and 2008.  The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

	2009	2008

Net revenue	$60,480	$136,043

Cost of revenue	(202,913)	(117,491)
Gross profit	(142,433)	18,552

Operating expenses:
Research and development	31,303	21,868
Professional fees	112,562	93,801
Stock-based compensation	-	-
Selling expense	101,189	44,564
General and administrative	419,124	965,140
Total operating expenses	664,178	1,125,373

Loss from operations	(806,611)	(1,106,821)

Other income (expense):
Interest income	(734)	(3,111)
Interest expense	476,575	467,141
Government grants	-	-
Other (income) expense	(19,635)	(5,255)
Other (income) expense–related parties	(45,169)	-
Depreciation and production costs of idle capacity	243,284	77,888
Total Other (Income) Expenses	654,321	536,663

Net Loss	(1,460,932)	(1,643,484)
Less: Net loss attributable to the noncontrolling interest	243,269	25,080
Net Loss Attributable to WWBP common stockholders	(1,217,663)	(1,618,404)

Net loss per common share – Basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding – Basic and diluted	53,915,653	53,915,653

Fiscal Year Ended December 31, 2009 compared to year ended December 31, 2008

REVENUES

For the year ended December 31, 2009, our revenues were $60,480, as compared to $136,043 for the year ended December 31, 2008, a decrease of $75,563 in revenue.  We attribute this decrease in net revenues to a decline in sales due to the Company’s limited investment in marketing its products as a result of not having sufficient financing in place.

OPERATING EXPENSES

For the year ended December 31, 2009, the selling, general and administrative expenses amounted to $520,313 as compared to the selling, general and administrative expenses of $1,009,704 for the year ended December 31, 2008.  Gross profit for the year ended December 31, 2009 was $(142,433), as compared to $18,552 for the year ended December 31, 2008.

The changes in operating expenses include:

•
For the year ended December 31, 2009, we incurred selling expense of $101,189 compared to $44,564 for the year ended December 31, 2008.  The increase was due to the set up of a sales center in Beijing and increased cost of sales.

•
For the year ended December 31, 2009, we incurred research and development expense of $31,303 compared to $21,868 for the year ended December 31, 2008, an increase of $9,435 or 43.1%.  The increase was attributable to increased testing and experiments in new product development, specifically drug screening.

•
For the year ended December 31, 2009, we incurred professional fees of $112,562 as compared to $93,801 for the year ended December 31, 2008, an increase of $18,761, or 20%.  The increase was due to the engagement of a new independent registered public accounting firm and the costs associated with making the change.

•
For the year ended December 31, 2009, general and administrative expenses were $419,124 as compared to $965,140 for the year ended December 31, 2008, a decrease of $546,016, or approximately 56.6%.  The decrease in administrative expenses in 2009 was attributable to the Company’s improvement in its systems to control expenditures on resources and operational activities.

For the year ended December 31, 2009, interest expense was $476,575 as compared to $467,141 for the year ended December 31, 2008 and was related to an increase in interest payments from loans overdue to Xi'An Jin Hao Sci-Tech Investment Management Co., Ltd.  For the year ended December 31, 2009, other expense was $(19,635) as compared to other income of $(5,255) for the year ended December 31, 2008.

As a result of these factors, the Company reported a net loss of $1,460,932 or $0.02 per share for the year ended December 31, 2009, as compared to a net loss of $1,618,404 or $0.03 per share for the same period in 2008.

INCOME TAXES

Worldwide is registered in the State of Delaware and is subject to United States of America tax law. Worldwide did not have any assessable income for the years ended December 31, 2009 and 2008 and made no provision for income taxes in the United States.

The Company conducts all of its business through its PRC subsidiaries namely Shaanxi Allied, Daiying, Shaanxi and Hua Yang. All of the Company’s PRC subsidiaries are subjected to PRC’s Enterprise Income Tax governed by the Income Tax Law of the People’s Republic of China (the “PRC Income Tax Law”). Under the PRC Income Tax Law, Shaanxi Allied, as a foreign investment enterprises is exempted from income tax for two years from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% exemption of income tax for the immediate next three 3 calendar years (“tax holiday”). Shaanxi Allied did not have any taxable income for the years ended December 31, 2009 and 2008 and no provision for income taxes has been made. Daiying is located in Yangling High Tech Zone approved by the relevant PRC tax bureau whereas Daiying is entitled to a preferential tax rate of 15%. The statutory income tax rate for Daiying for relevant periods is 15% prior to December 31, 2007 and 25% as of January 1, 2008 and forward. Shaanxi Daiying Medicine Distribution Company and Hua Yang, which are local PRC companies are generally subjected to a statutory income tax rate of 33%. The statutory income tax rate for Shaanxi and Hua Yang for relevant periods is 33% prior to December 31, 2007 and 25% as of January 1, 2008 and forward.

The Company accounts for income taxes pursuant to the standard, “Accounting for Income Taxes,” codified with ASC 740 which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, we had cash and cash equivalent of $595,478.

Net cash used in operating activities for the year ended December 31, 2009 was $241,714 as compared to net cash used in operating activities of $321,868 for the year ended December 31, 2007.  For the year ended December 31, 2009, we used cash to fund our loss of $1,460,932 and to fund such as accounts receivable of $24,375, accounts payable of $1,559, other current liabilities of 627,938 and offset by non-cash items such as depreciation and amortization of $433,469, and imputed interest for due to related parties of $169,969. For the year ended December 31, 2008, we used cash to fund our loss of $1,618,404 and to fund such as accounts receivable of $45,491, inventories of $52,268, prepayments and other receivables, of $59,359, other current liabilities of 616,746, and offset by non-cash items such as depreciation and amortization of $449,685 and imputed interest for due to related parties of $117,730

Net cash used in investing activities for the year ended December 31, 2009 was $37,050 as compared to net cash used in investing activities for the year ended December 31, 2008 of $297,919. We attribute this decrease to the fact that the company’s investment in fixed assets for new products has been substantially completed, and no further significant expansion of investment is needed.

Net cash generated from financing activities for the year ended December 31, 2009 was $629,009 as compared to net cash used in financing activities of $75,187 for the year ended December 31, 2008.  For the year ended December 31, 2009, the Company received $665,606 from stockholders/officers, offset by repayment of note payable to stockholder, $36,597.  For the year ended December 31, 2008, the Company made the repayment of $75,187 to related parties.

The Company currently has no material commitments for capital expenditures.

Efforts to improve the Company’s financial results

The Company has incurred losses over the past years. Management is making every effort and continues to implement changes designed to significantly improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growth strategies, including:

(a)	Improve capital conditions

  Taking steps to improve the capital conditions, including increasing our bank loan and attracting new investment.

(b)    Expand the market for our products by increasing marketing activities and sales

  Manufacturing some drugs that we did not make before, increasing marketing activities and instituting polices to motivate salespersons to increase sales.

(c)    Strengthen internal controls

  Taking steps to strengthen internal controls aimed at bringing down production costs and various expenses.

(d)    Continue our cooperation with Yangling Daiying Biotech Institute

  Continue cooperation with Yangling Daiying Biotech Institute on the manufacturing and sale of its SFDA-approved product Emergency Haemostatic Patch, as well as increasing other incomes.

        Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2010.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of December 31, 2009, substantially all of the Company's cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Item 8. Financial Statements and Supplementary Data

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES

Consolidated Financial Statements
For The Year Ended December 31, 2009 and December 31, 2008

(With Reports of Independent Registered Public Accounting Firm Thereon)

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES

December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Worldwide Biotech & Pharmaceutical Company
Yangling, Shaanxi, China

We have audited the accompanying consolidated balance sheet of Worldwide Biotech & Pharmaceutical Company as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss) and cash flows for the year ended December 31, 2009. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worldwide Biotech & Pharmaceutical Company as of December 31, 2009, and the results of operations and cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to consolidated financial statements, the Company has generated limited revenue and has incurred accumulated deficit of $14,645,196 as of December 31, 2009 that include losses of $1,460,932 for the year ended December 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA
Rego Park
March 24, 2010

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

/s/ Kempisty & Company CPAs PC
Kempisty & Company,
Certified Public Accountants, P.C.
New York, New York
March 23, 2009

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS
Current Assets:
Cash	$595,478	$190,039
Accounts receivable, net (Note 4)	1,863	26,238
Inventories (Note 5)	139,507	126,585

Prepayments and other current assets	87,231	62,061

Total Current Assets	824,079	404,923

Property, plant and Equipment, net	4,316,918	4,858,303

Land use rights, net	768,590	781,815

Total Assets	$5,909,587	$6,045,041

LIABILITIES
Current liabilities:
Loan payable (Note 7)	$703,089	$703,554
Note payable- stockholder (Note 6)	161,300	198,051
Current maturities of note payable - bank (Note 8)	1,464,768	1,465,738
Accounts payable	354,617	353,058
Due to related parties (Note 6)	3,090,339	2,140,537
Other current liabilities	2,124,049	1,935,279

Total Current Liabilities	7,898,162	6,796,217

Total Liabilities	7,898,162	6,796,217

EQUITY(DEFICIT)
WWBP stockholders' equity(deficit):
Common stock $.001 par value; 90,000,000 shares authorized;
53,915,653 shares issued and outstanding,	53,916	53,916
Additional paid-in capital	12,669,140	12,499,171
Accumulated deficit	(14,645,196)	(13,427,533)
Accumulated other comprehensive income (loss):
Foreign currency translation gain	162,167	123,270
Total WWBP stockholders' equity(deficit)	(1,759,973)	(751,176)

Noncontrolling interest	(228,602)	-

Total Equity(Deficit)	(1,988,575)	(751,176)

Total Liabilities and Equity(Deficit)	$5,909,587	$6,045,041

See accompanying notes to consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2009	December 31, 2008

Net Revenues	$60,480	$136,043

Cost of Goods Sold	202,913	117,491

Gross Profit	(142,433)	18,552

Operating Expenses:
Selling expenses	101,189	44,564
Research and development	31,303	21,868
Professional fees	112,562	93,801
General and administrative	419,124	965,140

Total Operating Expenses	664,178	1,125,373

Loss from Operations	(806,611)	(1,106,821)

Other Expenses(Income):
Interest income	(734)	(3,111)
Interest expense	476,575	467,141
Other (income) expense	(19,635)	(5,255)
Other (income) expense-related parties	(45,169)	-
Depreciation and production cost of idle capacity	243,284	77,888

Total Other (Income) Expenses	654,321	536,663

Net Loss	(1,460,932)	(1,643,484)

Less: Net loss attributable to the noncontrolling interest	243,269	25,080

Net Loss Attributable to WWBP common stockholders	$(1,217,663)	$(1,618,404)

Net Loss Per Common Share
Net loss per common share - Basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding
- Basic and diluted	53,915,653	53,915,653

See accompanying notes to consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	December 31, 2009	December 31, 2008

Net loss	$(1,460,932)	$(1,643,484)

Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	53,564	90,054

Comprehensive loss	(1,407,368)	(1,553,430)
Comprehensive loss attributable to the noncontrolling interest	228,602	-

Comprehensive loss attributable to WWBP	$(1,178,766)	$(1,553,430)

See accompanying notes to consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

			WWBP Shareholders

							Accumulated
			Common Stock, $.001 Par Value		Additional		Other
		Comprehnsive	Number of		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Total	Income(Loss)	Shares	Amount	Capital	Deficit	Income	Interest

Balance, December 31, 2007	$684,524		53,915,653	$53,916	$12,381,441	$(11,809,129)	$58,296	$-

Interest for due to related parties	117,730				$117,730

Comprehensive income(loss):
Net loss	(1,643,484)	(1,643,484)				(1,618,404)		(25,080)
Other comprehensive income, net of tax:
Foreign currency translation gain	90,054	90,054					64,974	25,080

Comprehensive income(loss)	(1,553,430)	$(1,553,430)

Balance, December 31, 2008	$(751,176)	$-	53,915,653	$53,916	$12,499,171	$(13,427,533)	$123,270	$-

Interest for due to related parties	169,969				169,969

Comprehensive income(loss):
Net loss	(1,460,932)	(1,460,932)				(1,217,663)		(243,269)
Other comprehensive income, net of tax:
Foreign currency translation loss	53,564	53,564					38,897	14,667

Comprehensive income(loss)	(1,407,368)	$(1,407,368)

Balance, December 31, 2009	$(1,988,575)		53,915,653	$53,916	$12,669,140	$(14,645,196)	$162,167	$(228,602)

See accompanying notes to consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31, 2009	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,460,932)	$(1,643,484)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	433,469	449,685
Imputed interest for due to related parties	169,969	117,730
Changes in assets and liabilities:
Accounts receivable	24,375	45,491
Inventories	(12,922)	52,268
Prepayments and other current assets	(25,170)	59,359
Accounts payable	1,559	(19,663)
Other current liabilities	627,938	616,746

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(241,714)	(321,868)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(31,319)	(297,919)
Addition of Land user right	(5,731)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(37,050)	(297,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable - stockholder	(36,597)	-
Repayment for due to related parties	-	(75,187)
Proceeds from stockholders/officers	665,606	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	629,009	(75,187)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	55,194	69,572

NET CHANGE IN CASH	405,439	(625,402)

CASH at beginning of period	190,039	815,441

CASH at end of period	$595,478	$190,039

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$25,456

See accompanying notes to consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying audited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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
December 31, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates. The Company regularly evaluates estimates and assumptions related to obsolete inventory, useful life and recoverability of long lived assets, and goodwill. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Subsequent Events

The Company has evaluated subsequent events through the date that these consolidated financial statements were issued, which was March 31, 2010, the date of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009

Cash equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less. Cash deposits with banks are held in financial institutions in China, which has no federally insured deposit protection. Accordingly, the Company has a concentration of credit risk related to these uninsured deposits.

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

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average cost method. Costs include direct material, direct labor and applicable manufacturing overhead. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if market value is below cost. Management also regularly evaluates the composition of the Company’s inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

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
December 31, 2009 and 2008

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

Licenses

The Company has adopted the guidelines as set out in the standard, “Goodwill and Other Intangible Assets”, codified with ASC 350, for the licenses. Under the requirements as set out in SFAS No. 142, the Company amortizes the costs of acquired licenses over their remaining legal lives or the term of the contract, whichever is shorter. Licenses are stated at cost less accumulated amortization and accumulated impairment losses, if any. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

The Company follows the standard, “Accounting for the Impairment or Disposal of Long-Lived Assets”, codified with ASC 360, for its long-lived assets. The Company's long-lived assets, which include property, plant and equipment, land use rights and licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets for the years ended December 31, 2009 and 2008.

Segment information

The standard, “Disclosures about Segments of an Enterprise and Related Information”, codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment (research, development, production, marketing and sales of auto electronic products) and in one geographical segment (China), as all of the Company’s current operations are carried out in China.

Revenue recognition

The Company follows the guidance of the standard, “Revenue Recognition”, codified with ASC 605, for revenue recognition. The Company revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred and the title and risk of loss transfer to the buyer, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  Persuasive evidence of an arrangement is demonstrated via invoice to the customer; product delivery is evidenced by the warehouse shipping log as well as a signed bill of lading from the trucking company and no product return is allowed except for defective or damaged products; the sales price to the customer is fixed upon acceptance of the purchase order; and there are no separate sales rebates, discounts, or volume incentives. The Company manufactures and distributes traditional Chinese medicine, including drink tablets, synthetic medicine, antibiotics, biotech medicine and biotech reagents; wholesale Class II medical devices, Class III medical devices, including but not limited to, medical sewing materials and bond, medical high molecular materials and products, and disposable sterile medical devices. The majority of the Company's revenue derives from sales contracts with distributors. The Company sells certain products to certain customers on a consignment basis. The Company records revenue for consignment transactions when the consignee sells the product to the end users.

Stock based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of the standard, “Share-Based Payment”, codified with ASC 718, using the modified prospective method. On January 12, 2007, the Company issued 1,400,000 shares of its common stock to three employees pursuant to the 2005 Non-Qualified Stock Compensation Plan (see Note 15(i)). The Company valued the shares at $0.15 per share, the closing price of the Company's common stock on the date of issuance and charged $210,000 to stock based compensation.  The Company did not issue any stock options or warrants to any employees, directors, officers or third parties since January 1, 2006.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and development

Research and development costs are charged to expense as incurred. Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material costs for research and development.

Government grants

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company recognizes government grants income when the government completes inspection on regulated use of the subsidy. There was no government grants income recognized for the years ended December 31, 2009 or 2008. As of December 31 2009 and 2008, government grants of $366,192 and $439,722, respectively, which were recorded as deferred income.

Shipping and handling costs

The Company accounts for shipping and handling fees in accordance with the standard, “Accounting for Shipping and Handling Fees and Costs”, codified with ASC 605. While amounts charged to customers for shipping product are included in revenues, the related costs are classified in cost of goods sold as incurred.

Income taxes

The Company follows the standard, “Accounting for Income Taxes”, codified with ASC 740, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations and Comprehensive Income in the period that includes the enactment date.

Fair value of financial instruments

The Company adopted the standard “Fair Value Measurements”, codified with ASC 820 and effective January 1, 2008.  The provisions of ASC 820 are to be applied prospectively.

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

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified with ASC 830.

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
December 31, 2009 and 2008

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

December 31, 2009

Balance sheet   RMB 6.8270 to US$1.00

Statement of operations and comprehensive income (loss) RMB 6.8311to US$1.00

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

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Consolidated Statements of Operations and Comprehensive loss. The foreign currency translation gain for the years ended December 31, 2009 and 2008 were $38,897 and $64,974, respectively and effect of exchange rate changes on cash flows for the years ended were $55,194 and $69,572, respectively.

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

Comprehensive income (loss)

The Company has adopted the standard, “Reporting Comprehensive Income” codified with ASC 220. This statement establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss), for the Company, consists of net loss and foreign currency translation adjustments and is presented in the Consolidated Statements of Operations and Comprehensive Income (loss) and Stockholders' Equity.

Net loss per common share

Net loss per common share is computed pursuant to the standard, “Earnings Per Share”, codified with ASC 260. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2009 or 2008.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued a standard that established the FASB Accounting Standards Codification (“ASC”) and amended the hierarchy of generally accepted accounting principles (“GAAP”) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but it was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASUs”). For the Company, the ASC was effective July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. For the Company, this standard was effective beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.
In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009. The additional disclosures required by this standard are included in Note 2.

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

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value”, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted prices for an identical liability traded as an asset may be considered Level 1 fair value measurements. For the Company, this ASU is effective October 1, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstances, the fair value of such investments may be determined using net asset value (“NAV”) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. The disclosure provisions of this ASU are not applicable to an employer’s disclosures about pension and other postretirement benefit plan assets. For the Company, this ASU was effective October 1, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations or financial condition.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force”, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding the application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For the Company, ASU No. 2009-13 is effective beginning January 1, 2011. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of this standard on its Company’s consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force”, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For the Company, ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the its consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements”, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For the Company, this ASU is effective for the first quarter of 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $14,645,196 and $13,427,533 at December 31, 2009 and 2008, respectively that include losses of $1,460,932 and $1,643,484 for the year ended December 31, 2009 and 2008, respectively. The Company also had a working capital deficiency of $7,074,083 and $6,391,294 at December 31, 2009 and 2008, respectively.

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

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2009 and 2008 consisted of the following:

	December 31	December 31
	2009	2008

Accounts Receivable	$533,446	$512,611
Less: Allowance for doubtful accounts	(531,583)	(486,373)

	$1,863	$26,238

For the years ended December 30, 2009 and 2008, the Company recorded bad debt expense of $45,504 and $106,753, respectively.

NOTE 5 - INVENTORIES

Inventories at December 31, 2009 and 2008 consisted of the following:

	December 31	December 31
	2009	2008

Raw Material	$114,925	$114,208
Work in process	259,198	210,317
Finished goods	480,816	517,967
	854,939	842,492
Less: Inventory obsolescence	(715,432)	(715,907)

	$139,507	$126,585

NOTE 6 - PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayment and other current assets at December 31, 2009 and 2008 consisted of the following:

	December 31	December 31
	2009	2008

Advances on purchases	$30,959	$36,698
Other receivables	56,272	25,363

	$87,231	$62,061

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment stated at cost, less accumulated depreciation at December 31, 2009 and 2008 consisted of the following:

		December 31	December 31
	Estimated Useful	2009	2008
	Life (Years)
Buildings and improvement	20	$4,777,194	$4,780,359
Machinery and equipment	5-8	190,678	190,804
Vechicles	8	1,494,790	1,464,580
Construction in progress (b)		22,880	177,058
		6,485,542	6,612,801
Less: Accumulated depreciation		(2,168,624)	(1,754,498)

		$4,316,918	$4,858,303

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

(a)	Depreciation expense

Depreciation expense for the years ended December 31, 2009 and 2008 was $415,039 and $417,323, respectively.

(b)	Construction in progress

Construction in progress comprised capital expenditures for construction of the Company’s new production line, including machinery and equipment and facility set up charges. Upon completion of the construction, the construction in progress was reclassified as machinery and equipment. The Company did not capitalize any interest expense to construction in progress for the years ended December 31, 2009 or 2008.

NOTE 8 – LAND USE RIGHTS

Land use rights at cost, less accumulated amortization at December 31, 2009 and 2008 consisted of the following:

	December 31	December 31
	2009	2008

Land use rights	$891,335	$886,188
Less: accumulated amortization	(122,745)	(104,373)
	$768,590	$781,815

(a)	Amortization expense

Amortization expense for the years ended December 31, 2009 and 2008 was $18,430 and $18,089, respectively.

NOTE 9 – LICENSES

Licenses at cost, less accumulated amortization at December 31, 2009 and 2008 consisted of the following:

	December 31	December 31
	2009	2008

Licenses	$42,066	$42,094
Less: accumulated amortization	(42,066)	(42,094)
	$-	$-

(a)	Amortization expense

Amortization expense for the years ended December 31, 2009 and 2008 was $0 and $14,273, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

Due to and notes payable - related parties at December 31, 2009 and 2008 consisted of the following:

		December 31	December 31
		2009	2008
Due to related parties (a)
Guo, Wenxia	CEO; Stockholder; Stockholder of Daiying	$291,407	$251,330
Xian Jin Hao Tech	Stockholder; Stockholder of Daiying	1,308,568	486,731
Daiying Bio-Tech Research Institute	The entity controlled by Guo,Wenxia	1,363,528	1,275,557
Li, Zhuobin	Stockholder; Stockholder of Hua Yang	2,773	2,774
Chen, Aibin	Stockholder; Stockholder of Hua Yang	124,063	124,145

		$3,090,339	$2,140,537
Note payable- stockholder (b)
Lu, Zhongyu	Prior Stockholder of Ze An	$161,300	$198,051

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 10 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

Due to related parties do not bear interest and have no definite terms of repayment. For the year ended December 31, 2009 and 2008, the Company imputed interest of $169,969 and $117,730, respectively based on a 5.5% interest rate which approximates the bank lending rate.

In 2009, Daiying Bio-Tech Research Institute entrusted the Company to process “Emergency Haemostatic Patch” of which the patent belongs to Daiying Bio-Tech Research Institute. In the agreement, the Company will receive $0.3 (RMB 2) by processing each patch. The Company will be reimbursed for cost input for the process. However, the Company has to be responsible for the abnormal spoilage. For the year ended December 31, 2009, due to abnormal spoilage, there is loss of $25,097 for processing Emergency Haemostatic Patch.

For raising funds of processing Emergency Haemostatic Patch, Daiying Bio-Tech Research Institute entrusts the Company to apply government grants. The Company is able to get 8% of government grants applied for Emergency Haemostatic Patch as commission. For the year ended December 31, 2009, the company recognized $35,133 other income for providing this service. This income is for government’s grant of $439,168 received in 2007 and government completed inspection on this grant in 2009.

Daiying Bio-Tech Research Institute rents Company’s building for processing Emergency Haemostatic Patch. The lease agreement is valid from 2009 to 2016. The net value of leased building is $1,602,739 as of December 31, 2009. For the year ended December 31, 2009, other income-rental was 35,133.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 11 – LOAN PAYABLE

Loans payable at December 31, 2009 and 2008 consisted of the following:
	December 31	December 31
	2009	2008

Loan Payable	$703,089	$703,554

Loan payable is collateralized by all of Hua Yang’s equipment, building and land use right, payable to a financial institution, with interest at 6.696% per annum payable monthly, with principal due May 27, 2007. The loan is currently past due. The Company paid interest through May 20, 2007 and interest accrued through September 30, 2009 was included in accrued interest. The net value of equipment, building and land use right collateralized for this loan is $2,873,915 and $3,124,339 as of December 31, 2009 and 2008, respectively.

NOTE 12 – CURRENT MATURITIES OF NOTE PAYABLE- BANK

Loans payable at December 31, 2009 and 2008 consisted of the following:
	December 31	December 31
	2009	2008

Note Payable-Bank-Current Portion	$1,464,768	$1,465,738

Note payable - bank is collateralized by all of Hua Yang’s equipment, building and land use right, and is payable to a financial institution, with interest at 6.696% per annum payable monthly, with RMB5 million (equivalent $667,307) due April 29, 2007 and RMB5 million ($667,308) due April 27, 2008. The note is currently past due for the first principal payment due on April 29, 2007. The Company paid interest through May 20, 2007 and interest accrued through December 31, 2009 was included in accrued interest

The accrued interest for above Loan Payable and Current Maturities of Note Payable was $452,234 and $304,998 as of December 31, 2009 and December 31, 2008, respectively.  Interest expense accrued for above Loan Payable and Current Maturities of Note Payable was $147,350 and $102,642 for the years end December 31, 2009 and 2008, respectively.

NOTE 13 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2009 and 2008, consisted of the following:

	December 31	December 31
	2009	2008

Accrued expenses	$33,000	$12,583
Other tax payable	23,121	18,242
Customer deposits	259,605	198,522
Salaries and benefits payable	72,071	82,683
Other payables	852,158	853,574
Deferred income	366,192	439,722
Accrued interest	517,902	329,953

	$2,124,049	$1,935,279

NOTE 14 – INCOME TAXES

The Company accounts for income taxes pursuant to the standard, “Accounting for Income Taxes”, codified with ASC 740 which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Prior to January 1, 2008, the Company was governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the previous income tax laws and rules). Pursuant to the previous income tax laws and rules, wholly-owned foreign enterprises were subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax).

In March 2007, the Chinese government enacted the Corporate Income Tax Law, and promulgated related regulations, which were effective January 1, 2008. The Corporate Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. The previous income tax laws and rules, which stipulated income tax rates for domestic and foreign invested enterprises at different rates, expired upon the effectiveness of the Corporate Income Tax Law.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 14 – INCOME TAXES (CONTINUED)

Due to the Company’s net loss, there was no provision for income taxes. The Company’s effective tax rate for the years ended December 31, 2009 and 2008 was 0% and 0% due to the net loss position in both years.

The Company’s taxes were subject to a full valuation allowance as follows:

	For the Years Ended
	December 31, 2009	December 31, 2008

Computed tax benefit at statutory rate	$365,233	$410,871
Change in valuation allowance	(365,233)	(410,871)
Income expense(benefit)	$-	$-

The net deferred tax asset generated by the loss carry-forward has been fully reserved.

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

The Company has no United States corporate income tax liability as of December 31, 2009 and 2008.

NOTE 15 – STATUTORY RESEARVES

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

As of December 31, 2009 and 2008, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

NOTE 16 – CONTINGENCIES, RISKS AND UNCERTAINTIES

Operating Lease Commitment

Future minimum lease rentals to be received on noncancelable leases in the aggregate and for each of the next five fiscal years are as follows

Year Ending December 31,

2010	$35,133
2011	35,133
2012	52,700
2013	52,700
2014	52,700
$228,366

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of December 31, 2009 and 2008, substantially all of the Company's cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Country risk

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 4, 2010, we engaged Yichien Yeh, CPA (“Yeh”) as our new independent registered public accounting firm. Our Board of Directors recommended, authorized, and approved the decision to dismiss Kempisty & Company as our independent registered public accounting firm and to engage Yeh to serve as our independent registered public accounting firm. We had not consulted with Yeh regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on our financial statements, and neither written nor oral advice was provided that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue.

On February 4, 2010, we dismissed Kempisty & Company, Certified Public Accountants, P.C. (“Kempisty & Company”) as our independent registered public accounting firm.

For the year ended December 31, 2008, Kempisty & Company issued an audit report on the our consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the year then ended. The report of Kempsity & Company on the foregoing financial statements did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to any uncertainty, audit scope or accounting principles, except for an explanatory paragraph related to our ability to continue as a going concern.

In addition, Kempisty & Company reviewed management’s prepared consolidated financial statements for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.

During the year ended December 31, 2008 and all subsequent interim periods and through February 4, 2010, (i) there were no disagreements between us and Kempisty & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Kempisty & Company would have caused Kempisty & Company to make reference to the subject matter of disagreement in connection with its reports on our financial statements, and (ii) there were no reportable events as that term is described in Item 304(a)(1)(iv) of Regulation S-K.

Item 9A.   Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer, Wenxia Guo (“CEO”) and Chief Financial Officer, Peng Wang (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2009.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2009 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

(i) Loan payable

Loan payable is collateralized by all of the Hua Yang’s equipment, buildings and land use rights, payable to a financial institution, with interest at 6.696% per annum payable monthly, with principal due May 27, 2007. The loan is currently past due. Total amount of the default was RMB5,801,322 (equivalent to $850,479 at December 31, 2009) including RMB1,001,322 ($146,670) in accrued interest as of December 31, 2009.

(ii) Note payable – bank

Note payable - bank is collateralized by all of the Hua Yang’s equipment, buildings and land use rights, and is a long-term note payable to the same financial institution, with interest at 6.696% per annum payable monthly, with RMB5 million (equivalent to $732,384 at December 31, 2009) due April 29, 2007 and RMB5 million ($732,384) due April 27, 2008. The note is currently past due for the first principal payment due on April 29, 2007. Total amount of the default was RMB12,086,088 ($1,770,332) including RMB10 million ($1,464,768) in principal and RMB2,086,088 ($305,564) in accrued interest as of December 31, 2009.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names, ages and positions of our executive officers and directors as of the date of this filing:

Name	Age	Position

Wenxia Guo	42	President, CEO and Director
Peng Wang	51	CFO, Treasurer and Director
Yuan Cheng	38	Vice President of Operations
Qiang Li	34	Director

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

Mr. Peng Wang, CFO, Treasurer and Director.  Mr. Wang, a graduate from Xi’an University of Finance and Economics, has worked for over 23 years in finance as a Certified Public Accountant.  Prior to Mr. Wang’s appointment as the Registrant’s Chief Financial Officer and Treasurer, he served as a financial officer in governmental organizations from 1977 to 1995 and as the Chief Financial Officer of Shaanxi Yuqi Functional Product Factory from 1995 to 2000.

Mr. Yuan Cheng, VP of Operations. Mr. Cheng graduated in 1993 from Xi’An Medical College with a Bachelors Degree in pharmacy.  Following his graduation through 1996, Mr. Cheng worked in the quality control department of Xi’An Medical Company.  From 1996 to 2002, Mr. Cheng was the head of the production and research and development departments of Nanjing Meirui Pharmaceutical Co., Ltd.  Mr. Cheng attended Tianjin University from 2002 to 2006, where he was awarded a Masters Degree in pharmaceutical engineering.  After receiving his Masters Degree, Mr. Cheng worked Shaanxi Haoqijun Pharmaecutical Co., Ltd. until his appointment on February 24, 2010 as Vice President of Operations of Yangling Daiying Biotech & Pharmaceutial Group Co., Ltd., one of our subsidiaries.

Mr. Qiang Li, Director.  Mr. Qiang Li has 14 years of experience working extensively in medicine and publishing.  For the two years immediately following Mr. Li’s graduation from Ruicang Health School of Jiangxi Province in 1994, he worked in Medicare services in the Nancang Taohua Hospital in Jiangxi Province.  From 1996 to 2004, Mr. Li was the chief editor at the Guangdong Branch of the Xinhua News Agency.  Since 2004, Mr. Li has been working for Shaanxi Daiying Medicine Distribution Co., Ltd., one of our subsidiaries.

Family Relationships

There are no familial relationships between our officers and directors.

Meetings of Our Board of Directors

The Registrant’s Board of Directors held four meetings during the fiscal year ended December 31, 2009.

The Registrant’s Board of Directors held four meetings during the fiscal year ended December 31, 2008.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2009. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

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

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years 2009, 2008 and 2007 by those persons who served as Chief Executive Officer and Chief Financial Officer, and any Named Executive Officer who received compensation in excess of US$100,000 during such years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Wenxia Guo	2009	2,365	--	--	--	--	--	--	2,365
President, CEO,	2008	9,314	--	--	--	--	--	--	9,314
Director	2007	6,789	--	--	--	--	--	--	6,789

Peiyi Tian	2009	3,967	--	--	--	--	--	--	3,967
Former CFO, Director	2008	7,762	--	--	--	--	--	--	7,762
	2007	--	--	--	--	--	--	--	--

The above amounts are reflected in U.S. Dollars.

Option Grants in Last Fiscal Year

During the fiscal year ending December 31, 2009, no executive officer or director was granted options to purchase shares of common stock.

During the fiscal year ending December 31, 2009, no executive officer or director exercised any options to purchase shares of common stock, and as of December 31, 2008, no executive, officer or director possessed any options to purchase shares of common stock.

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

Change of Control

As of December 31, 2009, we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock beneficially owned as of March 24, 2010 by: (i) each of our directors, (ii) each of our named executive officers and (iii) owners of 5% or more of our common shares. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. The Company believes that unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned(1)	Percent of Voting Power(2)

	Other Principal Stockholders (5%)
Common	Xi’an Ji You Sci-Tech Investment Management Co., Ltd. 2455 E Sunrise Blvd #905, Ft. Lauderdale, FL 33304-3112	5,376,000	9.9%

Common	Jianjun Liu 4 Fenghui South Rd, 15th Floor A10-11501 Jie Zuo Mansion, Xi’an, Shaanxi, China	4,800,000	8.9%

Common	Gailing Liu Nanchang Rd. Bld. 17, Unit 1, 4th Floor, Room 7 Xi’An, Shaanxi, China	2,800,000	5.2%

	Directors and Executive Officers
Common	Wenxia Guo President, CEO and Director 16 Weiyi Rd., Yangling Demonstration Zone, Shaanxi, China	8,601,600	15.9%

Common	Peng Wang CFO, Treasurer and Director 4 Fenghui South Rd, 15th Floor A10-11501 Jie Zuo Mansion, Xi’An, Shaanxi, China	500,000	1.0%

Common	Yuan Cheng VP Operations 4 Fenghui South Rd, 15th Floor A10-11501 Jie Zuo Mansion, Xi’An, Shaanxi, China	0	0%

Common	Qiang Li Director 4 Fenghui South Rd, 15th Floor A10-11501 Jie Zuo Mansion, Xi’An, Shaanxi, China	2,650,000	4.9%

	Officers and Directors as a Group (4 person)	11,751,600	21.8%

(1)         Except as otherwise indicated, the shares are owned of record and beneficially by the persons named in the table.
(2)         Based on 53,915,653 shares of common stock issued and outstanding.

Item 13.  Certain Relationships, Related Transactions and Director Independence

None.

Director Independence

Our securities are quoted on the OTC Bulletin Board, which does not have any director independence requirements.  Once we engage further directors and officers, we will develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14.  Principal Accounting Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by the accounting firms of Kempisty & Company, Certified Public Accountants, P.C., and Yichien Yeh, CPA, our current independent auditor, and all fees billed for other services rendered by the said firms during those periods.

Year Ended December 31	2009	2008

Audit Fees (1)	$47,000	$50,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Accounting Fees and Services	$47,000	$50,000

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

Pre-Approval Policy for Audit and Non-Audit Services

The Company implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the year ended December 31, 2009.

Item 15.  Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

See “Index to Consolidated Financial Statements” set forth on page 19.

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

Worldwide Biotech & Pharmaceutical Company

Date: March 31, 2010	By:	/s/ Wenxia Guo
Wenxia Guo
Chief Executive Officer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Wenxia Guo	Chief Executive Officer, Director (Principal Executive Officer)	March 31, 2010
Wenxia Guo
/s/ Peng Wang	Chief Financial Officer, Treasurer, Director (Principal Financial and Accounting Officer)	March 31, 2010
Peng Wang
/s/ Qiang Li	Director	March 31, 2010
Qiang Li