Form 10-Q
period 2010-03-31
Worldwide Biotech & Pharmaceutical CO
filed 2010-05-17
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

        For the quarterly period ended March 31, 2010

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

86-29-88193339
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐  No ☒

As of May 14, 2010, there were 53,915,653 shares of the common stock issued and outstanding.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES

FORM 10-Q

March 31, 2010

Item 1.  Financial Statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY

March 31, 2010

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$236,495	$595,478
Accounts receivable, net (Note 4)	4,501	1,863
Inventories (Note 5)	162,118	139,507

Prepayments and other current assets	184,154	87,231

Total Current Assets	587,268	824,079

Property, plant and Equipment, net	4,235,376	4,316,918

Land use rights, net	764,114	768,590

Total Assets	$5,586,758	$5,909,587

LIABILITIES
Current liabilities:
Loan payable (Note 7)	$703,206	$703,089
Note payable- stockholder (Note 6)	154,002	161,300
Current maturities of note payable - bank (Note 8)	1,465,013	1,464,768
Accounts payable	350,935	354,617
Due to related parties (Note 6)	3,027,732	3,090,339
Other current liabilities	2,147,803	2,124,049

Total Current Liabilities	7,848,691	7,898,162

Total Liabilities	7,848,691	7,898,162

EQUITY(DEFICIT)
WWBP stockholders' equity(deficit):
Common stock $.001 par value; 90,000,000 shares authorized;
53,915,653 shares issued and outstanding,	53,916	53,916
Additional paid-in capital	12,693,188	12,669,140
Accumulated deficit	(14,888,112)	(14,645,196)
Accumulated other comprehensive income:
Foreign currency translation gain	161,895	162,167
Total WWBP stockholders' equity(deficit)	(1,979,113)	(1,759,973)

Noncontrolling interest	(282,820)	(228,602)

Total Equity(Deficit)	(2,261,933)	(1,988,575)

Total Liabilities and Equity(Deficit)	$5,586,758	$5,909,587

See accompanying notes to the consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Net Revenues	$3,995	$18,265

Cost of Goods Sold	35,445	13,589

Gross Profit	(31,450)	4,676

Operating Expenses:
Selling expenses	41,026	1,518
Research and development	3,618	-
Professional fees	877	270
General and administrative	74,243	75,502

Total Operating Expenses	119,764	77,290

Loss from Operations	(151,214)	(72,614)

Other Expenses(Income):
Interest income	(33)	(305)
Interest expense	112,064	95,308
Other expenses (income)	(8,472)	1,358
Depreciation and production cost of idle capacity	42,262	60,920

Total Other Expenses (Income)	145,821	157,281

Net Loss	(297,035)	(229,895)

Less: Net loss attributable to the noncontrolling interest	54,119	35,535

Net Loss Attributable to WWBP common stockholders	$(242,916)	$(194,360)

Net Loss Per Common Share
Net loss per common share - Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
- Basic and diluted	53,915,653	53,915,653

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Net loss	$(297,035)	$(229,895)

Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	(371)	(36,568)

Comprehensive loss	(297,406)	(266,463)
Comprehensive loss attributable to the noncontrolling interest	54,218	46,591

Comprehensive loss attributable to WWBP	$(243,188)	$(219,872)

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

			WWBP Stockholders

							Accumulated
			Common Stock, $.001 Par Value		Additional		Other
		Comprehnsive	Number of		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Total	Income	Shares	Amount	Capital	Deficit	Income	Interest

Balance, December 31, 2009	$(1,988,575)		53,915,653	$53,916	$12,669,140	$(14,645,196)	$162,167	$(228,602)

Interest for due to related parties	24,048				24,048

Comprehensive loss:
Net loss	(297,035)	(297,035)				(242,916)		(54,119)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(371)	(371)					(272)	(99)

Comprehensive loss	(297,406)	$(297,406)

Balance, March 31, 2010	$(2,261,933)		53,915,653	$53,916	$12,693,188	$(14,888,112)	$161,895	$(282,820)

See accompanying notes to the consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(297,035)	$(229,895)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	88,176	108,310
Imputed interest for due to related parties	24,048	30,034
Changes in assets and liabilities:
Accounts receivable	(2,638)	43
Inventories	(22,611)	(37,297)
Prepayments and other current assets	(96,923)	(24,507)
Accounts payable	(3,682)	2,114
Accrued expenses and other current liabilities	23,754	111,943

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(286,911)	(39,255)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,330)	(21,510)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,330)	(21,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable - stockholder	(7,323)	(36,570)
Repayment for due to related parties	(63,108)	-
Proceeds from stockholders/officers	-	47,188

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(70,431)	10,618

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(311)	(34,679)

NET CHANGE IN CASH	(358,983)	(84,826)

CASH at beginning of period	595,478	190,039

CASH at end of period	$236,495	$105,213

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
Notes to the Consolidated Financial Statements
March 31, 2010
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
Notes to the Consolidated Financial Statements
March 31, 2010
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2010. Interim results are not necessarily indicative of the results for the full year.

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

Subsequent Events

The Company has evaluated subsequent events through the date that the financial statements were issued, which was May 17, 2010, the date of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.

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
Notes to the Consolidated Financial Statements
March 31, 2010
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

Licenses

The Company has adopted the guidelines as set out in the standard, “Goodwill and Other Intangible Assets,” codified with ASC 350, for the licenses. Under the requirements as set out in SFAS No. 142, the Company amortizes the costs of acquired licenses over their remaining legal lives or the term of the contract, whichever is shorter. Licenses are stated at cost less accumulated amortization and accumulated impairment losses, if any. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

The Company follows the standard, “Accounting for the Impairment or Disposal of Long-Lived Assets,” codified with ASC 360, for its long-lived assets. The Company's long-lived assets, which include property, plant and equipment, land use rights and licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets for the three months ended March 31, 2010 and 2009.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
Notes to the Consolidated Financial Statements
March 31, 2010
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment information

The standard, “Disclosures about Segments of an Enterprise and Related Information,” codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment (research, development, production, marketing and sales of auto electronic products) and in one geographical segment (China), as all of the Company’s current operations are carried out in China.

Revenue recognition

The Company follows the guidance of the standard, “Revenue Recognition,” codified with ASC 605, for revenue recognition. The Company revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred and the title and risk of loss transfer to the buyer, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  Persuasive evidence of an arrangement is demonstrated via invoice to the customer; product delivery is evidenced by the warehouse shipping log as well as a signed bill of lading from the trucking company and no product return is allowed except for defective or damaged products; the sales price to the customer is fixed upon acceptance of the purchase order; and there are no separate sales rebates, discounts, or volume incentives. The Company manufactures and distributes traditional Chinese medicine, including drink tablets, synthetic medicine, antibiotics, biotech medicine and biotech reagents; wholesale Class II medical devices, Class III medical devices, including but not limited to, medical sewing materials and bond, medical high molecular materials and products, and disposable sterile medical devices. The majority of the Company's revenue derives from sales contracts with distributors. The Company sells certain products to certain customers on a consignment basis. The Company records revenue for consignment transactions when the consignee sells the product to the end users.

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

Government grants

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company recognizes government grants income when the government completes inspection on regulated use of the subsidy. There was no government grants income recognized for the three months ended March 31, 2010 or 2009. As of March 31 2010, government grants of $366,253 were recorded as deferred income.

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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
Notes to the Consolidated Financial Statements
March 31, 2010
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes

The Company follows the standard, “Accounting for Income Taxes,” codified with ASC 740, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations and Comprehensive Income in the period that includes the enactment date.

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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
Notes to the Consolidated Financial Statements
March 31, 2010
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

March 31, 2010

Balance sheet   RMB 6.8259 to US$1.00

Statement of operations and comprehensive income (loss) RMB 6.8275 to US$1.00

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

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Consolidated Statements of Operations and Comprehensive loss. The foreign currency translation gain(loss) for the three months ended March 31, 2010 and 2009 were and $(371) and $(36,568) and effect of exchange rate changes on cash flows for the three months period then ended were $(311) and $(34,679), respectively.

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

Net loss per common share

Net loss per common share is computed pursuant to the standard, “Earnings Per Share,” codified with ASC 260. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2010.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
Notes to the Consolidated Financial Statements
March 31, 2010
(Unaudited)

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

In June 2009, the FASB issued a new standard that revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For the Company, this standard was effective January 1, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force,” that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding the application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For the Company, ASU No. 2009-13 is effective beginning January 1, 2011. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of this standard on its Company’s consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force,” that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For the Company, ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the its consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements,” that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For the Company, this ASU is effective for the first quarter of 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
Notes to the Consolidated Financial Statements
March 31, 2010
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2010, the FASB ratified a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This consensus would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this consensus would require disclosure of certain information with respect to arrangements that contain milestones. For the Company, this guidance would be required prospectively beginning January 1, 2011. The Company is currently evaluating the impact of this consensus on its consolidated results of operations and financial condition.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $14,888,112 and a working capital deficiency of $7,261,423 at March 31, 2010, a net loss of $297,035 and net cash used in operations of $286,911 for the three months ended March 31, 2010, respectively.

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

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31	December 31
	2010	2009

Accounts Receivable	$536,172	$533,446
Less: Allowance for doubtful accounts	(531,671)	(531,583)

	$4,501	$1,863

For the three month period ended March 31, 2010 and 2009, the Company did not record any bad debt expense.

NOTE 5 - INVENTORIES

Inventories at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31	December 31
	2010	2009

Raw Material	$118,309	$114,925
Work in process	277,446	259,198
Finished goods	481,915	480,816
	877,670	854,939
Less: Inventory obsolescence	(715,552)	(715,432)

	$162,118	$139,507

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
Notes to the Consolidated Financial Statements
March 31, 2010
(Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

Due to and notes payable - related parties at March 31, 2010 and December 31, 2009 consisted of the following:

		March 31	December 31
		2010	2009
Due to related parties (a)
Guo, Wenxia	CEO; Stockholder; Stockholder of Daiying	$277,490	$291,407
Xian Jin Hao Tech	Stockholder; Stockholder of Daiying	1,278,795	1,308,568
Daiying Bio-Tech Research Institute	The entity controlled by Guo,Wenxia	1,344,590	1,363,528
Li, Zhuobin	Stockholder; Stockholder of Hua Yang	2,773	2,773
Chen, Aibin	Stockholder; Stockholder of Hua Yang	124,084	124,063

		$3,027,732	$3,090,339
Note payable- stockholder (b)
Lu, Zhongyu	Prior Stockholder of Ze An	$154,002	$161,300

The chief executive officer and a stockholder advanced funds to the Company for its working capital. These advances are unsecured, due on demand and non-interest bearing.

Due to Xian Jin Hao Tech bears the interest at 12% per annum. For the three months ended March 31, 2010 and 2009, the interest expense was $48,677 and $25,640 respectively.

Note payable to a stockholder is unsecured, payable to a stockholder with interest at 6.3% per annum and due December 4, 2007.  The note is currently past due. For the three months ended March 31, 2010 and 2009, the interest expense accrued for this note payable was $2,483 and $2,825, respectively.

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

Some due to related parties do not bear interest and have no definite terms of repayment. For the three months ended, March 31, 2010 and 2009, the Company imputed interest of $24,048 and $30,034, respectively, based on a 5.5% interest rate which approximates the bank lending rate.

Daiying Bio-Tech Research Institute rents Company’s building for processing Emergency Haemostatic Patch. The lease agreement is valid from 2009 to 2016. The net value of leased building is $1,580,940 as of March 31, 2010. For the three months ended March 31, 2010 and 2009, other income-rental from this lease agreement was $8,788 and $0, respectively.

NOTE 7 – LOAN PAYABLE

Loan payable is collateralized by all of Hua Yang’s equipment, building and land use right, payable to a financial institution, with interest at 6.696% per annum payable monthly, with principal due May 27, 2007. The loan is currently past due. The Company paid interest through May 20, 2007 and interest accrued through March 31, 2010 was included in accrued interest.  The net value of equipment, building and land use right collateralized for this loan is $2,830,892 as of March 31, 2010.

NOTE 8 – CURRENT MATURITIES OF NOTE PAYABLE- BANK

Note payable - bank is collateralized by all of Hua Yang’s equipment, building and land use right, and is payable to a financial institution, with interest at 6.696% per annum payable monthly, with RMB5 million (equivalent $667,307) due April 29, 2007 and RMB5 million ($667,308) due April 27, 2008. The note is currently past due for the first principal payment due on April 29, 2007. The Company paid interest through May 20, 2007 and interest accrued through March 31, 2010 was included in accrued interest

The accrued interest for above Loan Payable and Current Maturities of Note Payable was $489,167 and $452,234 as of March 31, 2010 and December 31, 2009, respectively. Interest expense accrued for above Loan Payable and Current Maturities of Note Payable was $36,857 and $36,809 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 9 - CONCENTRATIONS AND CREDIT RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of March 31, 2010, substantially all of the Company's cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

As of March 31, 2010, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

A.	PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following analysis of the Company's results of operations and financial condition should be read in conjunction with the financial statements of Worldwide Biotech & Pharmaceutical Company for the year ended December 31, 2009 and notes thereto contained in the Report on Form 10-K of Worldwide Biotech & Pharmaceutical Company as filed with the Securities and Exchange Commission.

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

The Company was incorporated in Delaware in 1961. On Dec. 16, 2004, through a Reorganization Agreement, the Company reorganized with Yangling Daiying Biotech & Pharmaceutical Group Co., Ltd. (“Daiying”), located at Yangling High-tech Agricultural Demonstration Zone, P.R. China. The Company operates its business mainly through its wholly-owned subsidiary, Daiying and its subsidiaries in P.R. China. The Company focuses on research and development, manufacture and distribution of in vitro diagnostics, human vaccine, biomedicines, traditional Chinese medicines, synthetic medicines and medical devices with frontier technologies and great potential.

Summary of Research and Development

As a biotech-focused company, we have made significant progress on our Hepatitis C virus (“HCV”) research pipelines. We successfully set up an in vitro intact HCV culturing system that can continuously replicate HCV in vitro and we are the first entity in the world to break this bottleneck in the HCV research field. Secondly, we developed a new generation of HCV diagnostic reagents that was fully approved for production and sales by the State Food and Drug Administration (“SFDA”) in China in 2006. We also established a high-throughput anti-HCV medicine screening system and started screening anti-HCV medicines. We expect to get one or two new anti-HCV leads in the next two years if we can raise enough capital funding for our research. We are actively developing an HCV human vaccine and in 2006, we successfully created two replication-deficient HCV strains that induced high immune responses in rabbit test subjects. We are now optimizing large-quantity purification methods for replication-deficient HCV and setting up ideal animal models for efficacy and safety studies of HCV human vaccine. Meanwhile, we will actively seek new collaboration opportunities and promising research projects. Our progress on research projects depends on our ability to raise enough funding in the future.

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

With the completion of these reorganization transactions, the Company now owns two manufacturing facilities: the research and development and manufacturing headquarters of the Company, Daiying, is located at Yangling Hi-tech Demonstration Zone, Shaanxi Province, P.R. China. Daiying purchased the right to use 35,940 square meters of land and constructed a 5,359 square meter fully equipped manufacturing facility. Daiying owns six (6) traditional Chinese medicines and HCV in vitro diagnostics, which have National Drug Production Licenses from the China SFDA. Hua Yang purchased the right to use 51,640 square meters of land with a GMP-compliant manufacturing facility of 13,093 square meters. Hua Yang owns 29 medicines with National Drug Production Licenses and one (1) functional food with a National Food Production License from the SFDA.

In addition, the Company entered into a sole distribution agreement with Taramedic Corporation Sdn. BHD (“Taramedic”), a Malaysian company, to distribute its Tara KLamp® Disposable Circumcision Device (“Tara KLamp”). Taramedic owns patents for Tara KLamp in both Malaysia and China. Tara KLamp has been registered with the SFDA and sales began in 2006.

On March 28, 2007, Daiying, and Shaanxi Yangling Daiying Biotech Research Institute (“Institute”), entered into an Entrusting Agreement (the “Entrusting Agreement”) with respect to the commercialization of an Emergency Haemostatic Patch developed and patented in China by the Institute. Pursuant to the Entrusting Agreement, Daiying agreed to register the Emergency Haemostatic Patch (“Patch”) with the SFDA. All expenses associated with the registration process incurred by Daiying were paid by the Institute. The Company is currently producing and selling the SFDA-approved Emergency Haemostatic Patch product in China.

To continue its research and development on HCV products and facilitate the transition from focusing on research and development to engaging in both research and commercialization of new medical products, the Company may have to rely on its ability to raise additional capital during the next twelve months. In the case that the Company does not meet its fundraising goal in the year 2010, the above research projects will be delayed and production might not meet the market demand for the Company's new product.

Results of Operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009

The following analysis shows the selected unaudited consolidated statement of operations data of the Company for the three month periods ended March 31, 2010 and March 31, 2009.

Revenues

For the three months ended March 31, 2010, our revenues were $3,995 as compared to $18,265 for the three months ended March 31, 2009, a decrease of $14,270. We attribute this decrease in net revenues to the reduced amounts of goods sold by our subsidiaries as a result of greater competition in the pharmaceutical market.

Cost of Sales and Gross Profit

For the three months ended March 31, 2010, cost of sales amounted to $35,445 as compared to cost of sales of $13,589 for the three months ended March 31, 2009. The increase in cost of sales is due to higher production costs and marketing expenses. Gross profit for the three months ended March 31, 2010 was $(31,450), as compared to $4,676 for the three months ended March 31, 2009.

Operating Expenses

For the three months ended March 31, 2010, total operating expenses were $119,764 as compared to $77,290 for the three months ended March 31, 2009, an increase of $42,474, or approximately 55%.

Included in this increase was:

—	Selling expenses of $41,026 as compared to $1,518, respectively, an increase of $39,508, which is attributable to more expenditure on marketing activities.
—
Research and development costs of $3,618 as compared to $0, respectively, an increase of $3,618.  This increase was due to the Company spending more on research and development to improve the quality of its products.

For the three months ended March 31, 2010, interest expense was $112,064 as compared to $95,308 for the three months ended March 31, 2009. For the three months ended March 31, 2010, other expenses were $145,821 as compared to $157,281 for the three months ended March 31, 2009.  The decrease in other expenses for the period was mainly due to a reduction in depreciation and production cost of idle capacity.

As a result of these factors, the Company reported a net loss of $297,035 or $0.00 per share for the three months ended March 31, 2010, as compared to a net loss of $229,895 or $0.00 per share for the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, we had cash and cash equivalents of $236,495.

Net cash used in operating activities for the three months ended March 31, 2010 was $286,911 as compared to $39,255 for the three months ended March 31, 2009. For the three months ended March 31, 2010, we used cash to fund our loss of $297,035; our inventories increased by $22,611; accounts payable decreased by $3,682;  accounts receivable increased by $2,638; prepayments and other current assets increased by $96,923; accrued liabilities and other payable increased by $23,754, offset by non-cash items such as depreciation and amortization of $88,176 and $24,048 imputed interest due to related parties. For the three months ended March 31, 2009, we used cash to fund our loss of $229,895; our inventories increased by $37,297; prepayments and other current assets increased by $24,507, accounts payable increased by $2,114, increasing accrued expenses and other current liabilities by $111,943, offset by non-cash items such as depreciation and amortization of $108,310 and $30,034 imputed interest due to related parties.

Net cash used in investing activities for the three months ended March 31, 2010 was $1,330 as compared to net cash used in investing activities for the three months ended March 31, 2009 of $21,510. For the three months ended March 31, 2010, we used cash of $1,330 for purchase of property and equipment. For the three months ended March 31, 2009, we used cash for purchase of property and equipment of $21,510.

Net cash used in financing activities for the three months ended March 31, 2010 was $70,431 as compared to net cash provided by financing activities of $10,618 for the three months ended March 31, 2009. For the three months ended March 31, 2010, the Company repaid due to related parties $63,108.   In addition, the Company made the repayment of note payable to a stockholder of $7,323. For the three months ended March 31, 2009, the Company received $47,188 from stockholders/officers, offset by the repayment of note payable to a stockholder of $36,570.

The Company has not generated sufficient cash flows from operations. If the Company does not generate enough revenues from the sales of its products to meet the cash needs, the Company will need other financing to continue to operate. As the Company tries to increases sales from its products and services, the Company expects to increase cash flows from operations.  However, we may choose at any time to raise capital through private debt or equity financing to strengthen our financial position and facilitate growth.

The Company currently has no material commitments for capital expenditures.

Although China has been affected by the global recession, the government initiated a package of incentive programs to stimulate the economy and encourage business development, which has proven successful, especially in terms of GDP.  According to China’s National Bureau of Statistics, China’s Gross Domestic Product (GDP) amounted to RMB8.06 trillion for the three months ended March 31, 2010, an increase of 11.9% as compared to the three months ended March 31, 2009.  Additionally, a Chinese corporation can be owned by a United States corporation, however, the laws and regulations of China are subject to change and in the event said change occurs, it may affect the ability of Company to operate in the People’s Republic of China.

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

Efforts to Improve the Company’s Financial Results

The Company has incurred losses since inception. Management is making every effort in continuing to implement changes designed to significantly improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growth strategies, including:

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

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements at March 31, 2010.

Recently Issued Accounting Pronouncements

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

In June 2009, the FASB issued a new standard that revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For the Company, this standard was effective January 1, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force,” that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding the application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For the Company, ASU No. 2009-13 is effective beginning January 1, 2011. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of this standard on its Company’s consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force,” that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For the Company, ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the its consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements,” that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For the Company, this ASU is effective for the first quarter of 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

In March 2010, the FASB ratified a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This consensus would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this consensus would require disclosure of certain information with respect to arrangements that contain milestones. For the Company, this guidance would be required prospectively beginning January 1, 2011. The Company is currently evaluating the impact of this consensus on its consolidated results of operations and financial condition.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of March 31, 2010, substantially all of the Company's cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
(Registrant)

May 17, 2010	By:	/s/ Wenxia Guo
Wenxia Guo
Chief Executive Officer and Director
(Principal Executive Officer)

May 17, 2010	By:	/s/ Peng Wang
Peng Wang
Chief Financial Officer, Treasurer and Director
(Principal Financial and Accounting Officer)

May 17, 2010	By:	/s/ Qiang Li
Qiang Li
Director