Form 10-Q
period 2010-06-30
Worldwide Biotech & Pharmaceutical CO
filed 2010-08-13
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

        For the quarterly period ended June 30, 2010

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

86-29-88193339
(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐  No ☒

As of August 12, 2010, there were 53,915,653 shares of the common stock issued and outstanding.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES

FORM 10-Q

June 30, 2010

PART I – FINANCIAL INFORMATION

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES

June 30, 2010

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$106,961	$595,478
Accounts receivable, net (Note 4)	10,104	1,863
Inventories (Note 5)	177,047	139,507

Prepayments and other current assets	180,524	87,231

Total Current Assets	474,636	824,079

Property, plant and Equipment, net	4,147,796	4,316,918

Land use rights, net	764,488	768,590

Total Assets	$5,386,920	$5,909,587

LIABILITIES
Current liabilities:
Loan payable (Note 7)	$707,814	$703,089
Note payable- stockholder (Note 6)	155,011	161,300
Current maturities of note payable - bank (Note 8)	1,474,613	1,464,768
Accounts payable	353,234	354,617
Due to related parties (Note 6)	3,071,560	3,090,339
Other current liabilities	2,198,946	2,124,049

Total Current Liabilities	7,961,178	7,898,162

Total Liabilities	7,961,178	7,898,162

EQUITY(DEFICIT)
WWBP stockholders' equity (deficit):
Common stock $.001 par value; 90,000,000 shares authorized;
53,915,653 shares issued and outstanding,	53,916	53,916
Additional paid-in capital	12,717,003	12,669,140
Accumulated deficit	(15,145,591)	(14,645,196)
Accumulated other comprehensive income (loss):
Foreign currency translation gain	149,992	162,167
Total WWBP stockholders' equity (deficit)	(2,224,680)	(1,759,973)

Noncontrolling interest	(349,578)	(228,602)

Total Equity (Deficit)	(2,574,258)	(1,988,575)

Total Liabilities and Equity (Deficit)	$5,386,920	$5,909,587

See accompanying notes to the consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net Revenues	$6,588	$19,555	$10,583	$37,820

Cost of Goods Sold	26,166	36,300	61,611	49,889

Gross Profit	(19,578)	(16,745)	(51,028)	(12,069)

Operating Expenses:
Selling expenses	15,015	2,043	56,041	3,561
Research and development	4,659	14,204	8,277	16,422
Professional fees	28,653	48,255	29,530	48,525
Stock-based compensation	-	-	-	-
General and administrative	69,438	99,275	143,681	172,559

Total Operating Expenses	117,765	163,777	237,529	241,067

Loss from Operations	(137,343)	(180,522)	(288,557)	(253,136)

Other Expenses(Income):
Interest income	(154)	(141)	(187)	(446)
Interest expense	112,441	99,153	224,505	194,461
Other (income) expense	(8,709)	(37,610)	(17,181)	(36,252)
Depreciation and production cost of idle capacity	79,086	60,838	121,348	121,758
Realized (gain) loss on sale of marketable securities	-	-	-	-

Total Other (Income) Expenses	182,664	122,240	328,485	279,521

Net Loss	(320,007)	(302,762)	(617,042)	(532,657)

Less: Net loss attributable to the noncontrolling interest	62,528	57,961	116,647	93,496

Net Loss Attributable to WWBP common stockholders	$(257,479)	$(244,801)	$(500,395)	$(439,161)

Net Loss Per Common Share
Net loss per common share - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
- Basic and diluted	53,915,653	53,915,653	53,915,653	53,915,653

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net loss	$(320,007)	$(302,762)	$(617,042)	$(532,657)

Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	(16,133)	37,201	(16,504)	633

Comprehensive loss	(336,140)	(265,561)	(633,546)	(532,024)
Comprehensive loss attributable to the noncontrolling interest	66,758	46,717	120,976	93,308

Comprehensive loss attributable to WWBP	$(269,382)	$(218,844)	$(512,570)	$(438,716)

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

			WWBP Stockholders

							Accumulated
			Common Stock, $.001 Par Value		Additional		Other
		Comprehnsive	Number of		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Total	Income	Shares	Amount	Capital	Deficit	Income	Interest

Balance, December 31, 2009	$(1,988,575)		53,915,653	$53,916	$12,669,140	$(14,645,196)	$162,167	$(228,602)

Interest for due to related parties	47,863				47,863

Comprehensive loss:
Net loss	(617,042)	(617,042)				(500,395)		(116,647)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(16,504)	(16,504)					(12,175)	(4,329)

Comprehensive loss	(633,546)	$(633,546)

Balance, June 30, 2010	$(2,574,258)		53,915,653	$53,916	$12,717,003	$(15,145,591)	$149,992	$(349,578)

See accompanying notes to the consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(617,042)	$(532,657)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	211,097	216,509
Stock-based compensation	-	-
Gain on sale of marketable securities	-	-
Imputed interest for due to related parties	47,863	59,109
Changes in assets and liabilities:
Accounts receivable	(8,241)	(9,147)
Inventories	(37,540)	(43,045)
Prepayments and other current assets	(93,293)	(14,300)
Accounts payable	(1,383)	17,087
Other current liabilities	74,897	103,117

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(423,642)	(203,327)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	-	-
Purchase of property and equipment	(5,037)	(13,515)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(5,037)	(13,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable - stockholder	(7,325)	(36,570)
Repayment for due to related parties	(39,273)	-
Proceeds from stockholders/officers	-	171,978

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(46,598)	135,408

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(13,240)	2,099

NET CHANGE IN CASH	(488,517)	(79,335)

CASH at beginning of period	595,478	190,039

CASH at end of period	$106,961	$110,704

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2010
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
June 30, 2010
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2010. Interim results are not necessarily indicative of the results for the full year.

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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2010
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Subsequent Events

The Company has evaluated subsequent events through the date that the financial statements were issued, which was August 13, 2010, the date of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

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
June 30, 2010
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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets for the six months ended June 30, 2010 and 2009.

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
June 30, 2010
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

Government grants

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company recognizes government grants income when the government completes inspection on regulated use of the subsidy. There was no government grants income recognized for the six months ended June 30, 2010 or 2009. As of June 30 2010, government grants of $368,653 were recorded as deferred income.

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
June 30, 2010
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830.

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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2010
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

June 30, 2010

Balance sheet   RMB 6.7814 to US$1.00

Statement of operations and comprehensive income (loss) RMB 6.8257 to US$1.00

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

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Consolidated Statements of Operations and Comprehensive loss. The foreign currency translation gain(loss) for the six months ended June 30, 2010 and 2009 were and $(16,504) and $633 and effect of exchange rate changes on cash flows for the six months period then ended were $(13,240) and $2,099, respectively.

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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2010
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net loss per common share

Net loss per common share is computed pursuant to the standard, “Earnings Per Share,” codified with ASC 260. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2010.

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
June 30, 2010
(Unaudited)

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

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This standard would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this ASU would require disclosure of certain information with respect to arrangements that contain milestones. For the Company, this guidance would be required prospectively beginning January 1, 2011. The Company is currently evaluating the impact of this consensus on its consolidated results of operations and financial condition.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $15,145,591 and a working capital deficiency of $7,486,542 at June 30, 2010, a net loss of $617,042 and net cash used in operations of $423,642 for the six months ended June 30, 2010, respectively.

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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2010
(Unaudited)

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30	December 31
	2010	2009

Accounts Receivable	$545,259	$533,446
Less: Allowance for doubtful accounts	(535,155)	(531,583)
	$10,104	$1,863

For the six months ended June 30, 2010 and 2009, the Company did not record any bad debt expense.

NOTE 5 - INVENTORIES

Inventories at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30	December 31
	2010	2009

Raw Material	$117,412	$114,925
Work in process	296,525	259,198
Finished goods	483,352	480,816
	897,289	854,939
Less: Inventory obsolescence	(720,242)	(715,432)
	$177,047	$139,507

NOTE 6 - RELATED PARTY TRANSACTIONS

Due to and notes payable - related parties at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30	December 31
	2010	2009
Due to related parties (a)
Guo, Wenxia CEO; Stockholder; Stockholder of Daiying	$277,961	$291,407
Xian Jin Hao Tech Stockholder; Stockholder of Daiying	1,331,089	1,308,568
Daiying Bio-Tech Research Institute The entity controlled by Guo,Wenxia	1,334,822	1,363,528
Li, Zhuobin Stockholder; Stockholder of Hua Yang	2,791	2,773
Chen, Aibin Stockholder; Stockholder of Hua Yang	124,897	124,063
	$3,071,560	$3,090,339
Note payable- stockholder (b)
Lu, Zhongyu Prior Stockholder of Ze An	$155,011	$161,300

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2010
(Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

The chief executive officer and a stockholder advanced funds to the Company for its working capital. These advances are unsecured, due on demand and non-interest bearing.

Due to Xian Jin Hao Tech bears the interest at 12% per annum. For the six months ended June 30, 2010 and 2009, the interest expense was $97,943 and $56,046 respectively.

Note payable to a stockholder is unsecured, payable to a stockholder with interest at 6.3% per annum and due December 4, 2007.  The note is currently past due. For the six months ended June 30, 2010 and 2009, the interest expense accrued for this note payable was $4,967 and $5,653, respectively.

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

Some due to related parties do not bear interest and have no definite terms of repayment. For the six months ended, June 30, 2010 and 2009, the Company imputed interest of $47,863 and $59,109, respectively, based on a 5.5% interest rate which approximates the bank lending rate.

Daiying Bio-Tech Research Institute rents the Company’s building for processing Emergency Haemostatic Patch. The lease agreement is valid from 2009 to 2016. The net value of leased building is $1,568,823 as of June 30, 2010. For the six months ended June 30, 2010 and 2009, other income-rental from this lease agreement was $17,581 and $0, respectively.

NOTE 7 – LOAN PAYABLE

Loan payable is collateralized by all of Hua Yang’s equipment, building and land use right, payable to a financial institution, with interest at 6.696% per annum payable monthly, with principal due May 27, 2007. The loan is currently past due. The Company paid interest through May 20, 2007 and interest accrued through June 30, 2010 was included in accrued interest.  The net value of equipment, building and land use right collateralized for this loan is $2,768,612 as of June 30, 2010.

NOTE 8 – CURRENT MATURITIES OF NOTE PAYABLE- BANK

Note payable - bank is collateralized by all of Hua Yang’s equipment, building and land use right, and is payable to a financial institution, with interest at 6.696% per annum payable monthly, with RMB5 million (equivalent $667,307) due April 29, 2007 and RMB5 million ($667,308) due April 27, 2008. The note is currently past due for the first principal payment due on April 29, 2007. The Company paid interest through May 20, 2007 and interest accrued through June 30, 2010 was included in accrued interest

The accrued interest for above Loan Payable and Current Maturities of Note Payable was $529,006 and $452,234 as of June 30, 2010 and December 31, 2009, respectively. Interest expense accrued for above Loan Payable and Current Maturities of Note Payable was $73,732 and $73,653 for the six months ended June 30, 2010 and 2009, respectively.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2010
(Unaudited)

NOTE 9 - CONCENTRATIONS AND CREDIT RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of June 30, 2010, substantially all of the Company's cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

As of June 30, 2010, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

A.	PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following analysis of the our results of operations and financial condition should be read in conjunction with the financial statements of Worldwide Biotech & Pharmaceutical Company for the year ended December 31, 2009 and notes thereto contained in the Report on Form 10-K of Worldwide Biotech & Pharmaceutical Company as filed with the Securities and Exchange Commission.

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

We were incorporated in Delaware in 1961. On Dec. 16, 2004, through a Reorganization Agreement, we reorganized with Yangling Daiying Biotech & Pharmaceutical Group Co., Ltd. (“Daiying”), located at Yangling High-tech Agricultural Demonstration Zone, P.R. China. We operate our business mainly through our wholly-owned subsidiary, Daiying and its subsidiaries in P.R. China. We focus on research and development, manufacture and distribution of in vitro diagnostics, human vaccine, biomedicines, traditional Chinese medicines, synthetic medicines and medical devices with frontier technologies and great potential.

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

With the completion of these reorganization transactions, we now own two manufacturing facilities: our research and development and manufacturing headquarters, Daiying, is located at Yangling Hi-tech Demonstration Zone, Shaanxi Province, P.R. China. Daiying purchased the right to use 35,940 square meters of land and constructed a 5,359 square meter fully equipped manufacturing facility. Daiying owns six (6) traditional Chinese medicines and HCV in vitro diagnostics, which have National Drug Production Licenses from the China SFDA. Hua Yang purchased the right to use 51,640 square meters of land with a GMP-compliant manufacturing facility of 13,093 square meters. Hua Yang owns 29 medicines with National Drug Production Licenses and one (1) functional food with a National Food Production License from the SFDA.

In addition, we entered into a sole distribution agreement with Taramedic Corporation Sdn. BHD (“Taramedic”), a Malaysian company, to distribute its Tara KLamp® Disposable Circumcision Device (“Tara KLamp”). Taramedic owns patents for Tara KLamp in both Malaysia and China. Tara KLamp has been registered with the SFDA and sales began in 2006.

On March 28, 2007, Daiying, and Shaanxi Yangling Daiying Biotech Research Institute (“Institute”), entered into an Entrusting Agreement (the “Entrusting Agreement”) with respect to the commercialization of an Emergency Haemostatic Patch developed and patented in China by the Institute. Pursuant to the Entrusting Agreement, Daiying agreed to register the Emergency Haemostatic Patch (“Patch”) with the SFDA. All expenses associated with the registration process incurred by Daiying were paid by the Institute. We are currently producing and selling the SFDA-approved Emergency Haemostatic Patch product in China.

To continue our research and development on HCV products and facilitate the transition from focusing on research and development to engaging in both research and commercialization of new medical products, we may have to rely on our ability to raise additional capital during the next twelve months. In the case that we do not meet our fundraising goal in the year 2010, the above research projects will be delayed and production might not meet the market demand for our new product.

RESULTS OF OPERATIONS

The following analysis shows our selected unaudited consolidated statement of operations data for the three month and six month periods ended June 30, 2010 and June 30, 2009.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenues

For the three months ended June 30, 2010, our revenues were $6,588 as compared to $19,555 for the three months ended June 30, 2009, a decrease of $12,967.  This decrease in net revenues is the result of lower product sales by our subsidiaries due to greater competition in the pharmaceutical market.

Cost of Sales and Gross Profit

For the three months ended June 30, 2010, cost of sales amounted to $26,166 as compared to cost of sales of $36,300 for the three months ended June 30, 2009. We attribute the decrease in cost of sales to a reduction in the amount of goods sold and declining proceeds from sales.  Gross profit for the three months ended June 30, 2010 was $(19,578), as compared to $(16,745) for the three months ended June 30, 2009.

Operating Expenses

For the three months ended June 30, 2010, total operating expenses were $117,765 as compared to $163,777 for the three months ended June 30, 2009, a decrease of $46,012, or approximately 28.1%.

Contributing to the decrease was:

•
Research and development costs of $4,659 as compared to $14,204 for the three months ended June 30, 2010 and 2009, respectively, a decrease of $9,545.  This result was due to less spending on research and development for the period.

•
Professional fees of $28,653 as compared to $48,255 for the three months ended June 30, 2010 and 2009, respectively, a decrease of $19,602. We attribute this decrease to lower legal and professional fees for the period.

•
General and administrative expenses were $69,438 for the three months ended June 30, 2010 as compared to $99,275 for the three months ended June 30, 2009, a decrease of $29,837, or approximately 30.1%.  This reduction is the result of management’s efforts to cut expenditures in this area.

For the three months ended June 30, 2010, interest expense was $112,441 as compared to $99,153 for the three months ended June 30, 2009. For the three months ended June 30, 2010, total other expenses were $182,664 as compared to $122,240 for the three months ended June 30, 2009.  The increase in other expenses for the three month period ended June 30, 2010 was mainly due to higher interest expense and lower other income as a result of no service provided to related parties.

As a result of these factors, we reported a net loss of $(320,007) or $0.00 per share for the three months ended June 30, 2010, as compared to a net loss of $(302,762) or $0.00 per share for the same period in 2009.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenues

For the six months ended June 30, 2010, our revenues were $10,583 as compared to $37,820 for the six months ended June 30, 2009, a decrease of $27,237.  This decrease in revenues is due to lower product sales by our subsidiaries because of greater competition in the pharmaceutical market.

Cost of Sales and Gross Profit

For the six months ended June 30, 2010, cost of sales amounted to $61,611 as compared to cost of sales of $49,889 for the six months ended June 30, 2009. The increase in cost of sales for the six month period is primarily attributable to reduced production and an increase in the fixed cost per unit of product.  Gross profit for the six months ended June 30, 2010 was $(51,028) as compared to $(12,069) for the six months ended June 30, 2009.

Operating Expenses

For the six months ended June 30, 2010, total operating expenses were $237,529 as compared to $241,067 for the six months ended June 30, 2009, a decrease of $3,538.

Contributing to the decrease was:

•
Research and development costs of $8,277 as compared to $16,422 for the six months ended June 30, 2010 and 2009, respectively, a decrease of $8,145. This result was due to less spending on research and development in the first six months of 2010.

•
Professional fees of $29,530 for the six months ended June 30, 2010 as compared to $48,525 for the six months ended June 30, 2009, a decrease of $18,995. The decrease is the result of lower legal and professional fees for the six month period.

•
General and administrative expenses of $143,681 as compared to $172,559 for the six months ended June 30, 2010 and 2009, respectively, a decrease of $28,878, or approximately 16.7%. We attribute the reduction to management’s efforts to cut expenditures in this area.

For the six months ended June 30, 2010, interest expense was $224,505 as compared to $194,461 for the six months ended June 30, 2009. For the six months ended June 30, 2010, other expenses were $328,485 as compared to $279,521 for the six months ended June 30, 2009.  The increase in other expenses for the period was mainly due to higher interest expense and lower other income as a result of no service provided to related parties.

As a result of these factors, we reported a net loss of $(617,042) or $(0.01) per share for the six months ended June 30, 2010, as compared to a net loss of $(532,657) or ($0.01) per share for the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, we had cash and cash equivalents of $106,961.

Net cash used in operating activities for the six months ended June 30, 2010 was $423,642 as compared to net cash used in operating activities of $203,327 for the six months ended June 30, 2009. For the six months ended June 30, 2010, we used cash to fund our loss of $617,042, our inventories increased by $37,540, accounts payable decreased by $1,383, accounts receivable increased by $8,241, prepayments and other current assets increased by $93,293, accrued liabilities and other payables increased by $74,897, offset by non-cash items such as depreciation and amortization of $211,097. For the six months ended June 30, 2009, we used cash to fund our loss of $532,657, our inventories increased by $43,045, accounts payable increased by $17,087, accounts receivable increased by $9,147, prepayments and other current assets increased by $14,300, accrued liabilities and other payables increased by $103,117, offset by non-cash items such as depreciation and amortization of $216,509.

Net cash used in investing activities for the six months ended June 30, 2010 was $5,037 as compared to net cash used in investing activities for the six months ended June 30, 2009 of $13,515.  For the six months ended June 30, 2010, we used cash of $5,037 for purchase of property and equipment. For the six months ended June 30, 2009, we used cash for purchase of property and equipment of $13,515.

Net cash used in financing activities for the six months ended June 30, 2010 was $46,598 as compared to net cash provided by financing activities for the six months ended June 30, 2009 of $135,408. For the six months ended June 30, 2010, we repaid $46,598 to stockholders/officers. For the six months ended June 30, 2009, we received net proceeds of $171,978 from stockholders/officers.

We have not generated sufficient cash flows from operations. If we do not generate enough revenues from the sales of our products to meet the cash needs, we will need other financing to continue to operate. As we work to increases sales of our products and services, we expect to increase cash flows from operations.  However, we may choose at any time to raise capital through private debt or equity financing to strengthen our financial position and facilitate growth.

We currently have no material commitments for capital expenditures.

Although China has been affected by the global recession, the government initiated a package of incentive programs to stimulate the economy and encourage business development, which has proven successful, especially in terms of GDP.  According to China’s National Bureau of Statistics, China’s Gross Domestic Product (GDP) amounted to RMB4.98 trillion for the six months ended June 30, 2010, an increase of 10.3% as compared to the six months ended June 30, 2009.  Additionally, a Chinese corporation can be owned by a United States corporation; however, the laws and regulations of China are subject to change and in the event a change occurs, it may affect our ability to operate in the People’s Republic of China.

Our future success depends on the continued services of our executive management currently in place. The loss of any of their services could be detrimental to us and could have an adverse affect on business development. Our future success also depends on our ability to identify, hire, train, or retain other qualified employees. Competition for these individuals is intense and increasing.

Efforts to Improve Our Financial Results

We have incurred losses since inception. Management is continuing to implement changes designed to improve our financial results and operating cash flows.  The actions involve some cost-saving initiatives and growth strategies, including:

(a)	Improve capital conditions

Attract new investment and increase bank loans.

(b)	Strengthen internal controls

Strengthen internal controls in order to bring down production costs and various expenses.

(c)	Expand the market for our products

Increase marketing activities and introduce new products.

(d)	Continue our cooperation with Yangling Daiying Biotech Institute

Continue cooperation with Yangling Daiying Biotech Institute on the manufacturing and sale of its SFDA-approved product Emergency Haemostatic Patch, as well as to develop new products.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements at June 30, 2010.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For us, this standard is effective for new transfers of financial assets beginning January 1, 2010. Because we historically do not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on our consolidated results of operations or financial condition.

In June 2009, the FASB issued a new standard that revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For us, this standard was effective January 1, 2010. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force,” that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding the application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For us, ASU No. 2009-13 is effective beginning January 1, 2011. We may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. We are currently evaluating the impact of this standard on our consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force,” that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For us, ASU No. 2009-14 is effective beginning January 1, 2011. We are currently evaluating the impact of this standard on the its consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements”, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For us, this ASU is effective for the first quarter of 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on our consolidated results of operations or financial condition.

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This standard would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this ASU would require disclosure of certain information with respect to arrangements that contain milestones. For us, this guidance would be required prospectively beginning January 1, 2011. We are currently evaluating the impact of this consensus on its consolidated results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Credit risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of June 30, 2010, substantially all of our cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, we have not experienced losses on these accounts and management believes that we are not exposed to significant risks on such accounts.

Operations

Substantially all of our operations are carried out and all of our assets are located in the PRC. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC. Our business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls and procedures for us. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
(Registrant)

August 13, 2010	By:	/s/ Wenxia Guo
Wenxia Guo
Chief Executive Officer and Director
(Principal Executive Officer)

August 13, 2010	By:	/s/ Peng Wang
Peng Wang
Chief Financial Officer, Treasurer and Director
(Principal Financial and Accounting Officer)

August 13, 2010	By:	/s/ Qiang Li
Qiang Li
Director