Form 10-Q
period 2010-09-30
Worldwide Biotech & Pharmaceutical CO
filed 2010-11-15
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐   No ☒

As of November 12, 2010, there were 53,915,653 shares of the common stock issued and outstanding.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES

FORM 10-Q

September 30, 2010

PART I

Item 1. Financial Information

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES

September 30, 2010

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$892,004	$595,478
Accounts receivable, net (Note 4)	10,240	1,863
Inventories (Note 5)	125,486	139,507

Prepayments and other current assets	189,667	87,231

Total Current Assets	1,217,397	824,079

Property, plant and Equipment, net	3,253,578	4,316,918

Long-lived assets- held for sale	847,748	-

Land use rights, net	771,362	768,590

Total Assets	$6,090,085	$5,909,587

LIABILITIES
Current liabilities:
Loan payable (Note 7)	$717,364	$703,089
Note payable- stockholder (Note 6)	157,103	161,300
Current maturities of note payable - bank (Note 8)	1,494,509	1,464,768
Accounts payable	355,311	354,617
Due to related parties (Note 6)	3,851,531	3,090,339
Other current liabilities	2,457,689	2,124,049

Total Current Liabilities	9,033,507	7,898,162

Total Liabilities	9,033,507	7,898,162

EQUITY(DEFICIT)
WWBP stockholders' equity(deficit):
Common stock $.001 par value; 90,000,000 shares authorized; 53,915,653 shares issued and outstanding,	53,916	53,916
Additional paid-in capital	12,777,867	12,669,140
Accumulated deficit	(15,475,166)	(14,645,196)
Accumulated other comprehensive income (loss):
Foreign currency translation gain	122,607	162,167
Total WWBP stockholders' equity(deficit)	(2,520,776)	(1,759,973)

Noncontrolling interest	(422,646)	(228,602)

Total Equity(Deficit)	(2,943,422)	(1,988,575)

Total Liabilities and Equity(Deficit)	$6,090,085	$5,909,587

See accompanying notes to the consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net Revenues	$29	$10,515	$10,612	$48,335

Cost of Goods Sold	(23,333)	4,302	38,278	54,191

Gross Profit	23,362	6,213	(27,666)	(5,856)

Operating Expenses:
Selling expenses	27,881	23,951	83,922	27,512
Research and development	4,037	29,108	12,314	45,530
Professional fees	6,595	9,817	36,125	58,342
Stock-based compensation	-	-	-	-
General and administrative	51,953	139,127	195,634	311,686

Total Operating Expenses	90,466	202,003	327,995	443,070

Loss from Operations	(67,104)	(195,790)	(355,661)	(448,926)

Other Expenses(Income):
Interest income	(360)	(264)	(547)	(710)
Interest expense	151,544	127,879	376,049	322,340
Other (income) expense	113,925	(793)	96,744	(37,045)
Depreciation and production cost of idle capacity	61,067	60,762	182,415	182,520
Realized (gain) loss on sale of marketable securities	-	-	-	-

Total Other (Income) Expenses	326,176	187,584	654,661	467,105

Net Loss	(393,280)	(383,374)	(1,010,322)	(916,031)

Less: Net loss attributable to the noncontrolling interest	63,705	80,356	180,352	173,852

Net Loss Attributable to WWBP common stockholders	$(329,575)	$(303,018)	$(829,970)	$(742,179)

Net Loss Per Common Share
Net loss per common share - Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - Basic and diluted	53,915,653	53,915,653	53,915,653	53,915,653

See accompanying notes to the consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net loss	$(393,280)	$(383,374)	$(1,010,322)	$(916,031)

Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	(36,748)	(925)	(53,252)	(292)

Comprehensive loss	(430,028)	(384,299)	(1,063,574)	(916,323)
Comprehensive loss attributable to the noncontrolling interest	73,068	80,628	194,044	173,936

Comprehensive loss attributable to WWBP	$(356,960)	$(303,671)	$(869,530)	$(742,387)

See accompanying notes to the consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

			WWBP Stockholders
			Common Stock, $.001 Par Value		Additional		Accumulated Other
		Comprehnsive	Number of		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Total	Income	Shares	Amount	Capital	Deficit	Income	Interest

Balance, December 31, 2009	$(1,988,575)		53,915,653	$53,916	$12,669,140	$(14,645,196)	$162,167	$(228,602)

Interest for due to related parties	108,727				108,727

Comprehensive loss:
Net loss	(1,010,322)	(1,010,322)				(829,970)		(180,352)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(53,252)	(53,252)					(39,560)	(13,692)

Comprehensive loss	(1,063,574)	$(1,063,574)

Balance, September 30, 2010	$(2,943,422)		53,915,653	$53,916	$12,777,867	$(15,475,166)	$122,607	$(422,646)

See accompanying notes to the consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,010,322)	$(916,031)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	316,882	323,426
Stock-based compensation	-	-
Gain on sale of marketable securities	-	-
Imputed interest for due to related parties	108,727	106,997
Changes in assets and liabilities:
Accounts receivable	(8,377)	(13,130)
Inventories	14,021	(31,300)
Prepayments and other current assets	(102,436)	(19,816)
Accounts payable	694	1,842
Other current liabilities	333,640	184,740

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(347,171)	(363,272)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	-	-
Purchase of property and equipment	(6,106)	(31,313)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(6,106)	(31,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable - stockholder	(7,346)	(36,591)
Repayment for due to related parties	-	-
Proceeds from stockholders/officers	686,657	608,230

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	679,311	571,639

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(29,508)	1,110

NET CHANGE IN CASH	296,526	178,164

CASH at beginning of period	595,478	190,039

CASH at end of period	$892,004	$368,203

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

See accompanying notes to the consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2010
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

On December 18, 2006, Daiying, Mr. Aibin Chen and Mr. Zuobin Li, minority shareholders of Ze An and Hua Yang, entered into a Consolidation and Reorganization Agreement (“Consolidation”).   Pursuant to the Consolidation, Ze An merged into Hua Yang with Hua Yang assuming all assets and liabilities of Ze An and Hua Yang continuing as the surviving entity. In addition, as part of the Consolidation, Daiying acquired an additional 15% equity interest in Ze An for a note payable to Mr. Zhongyu Lu, a former shareholder of Ze An, of RMB 1,351,200 (equivalent to $172,954 at December 31, 2006). The note included the principal of RMB1.2 million (equivalent to $153,600 at December 31, 2006) and accrued interest of RMB151,200 (equivalent to $19,354 at December 31, 2006) based on an interest rate of 6.3% per annum with both principal and interest due December 4, 2007; the note is currently past due. The Company owns a 67.3486% equity interest of Hua Yang subsequent to the consolidation.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2010
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
September 30, 2010
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
September 30, 2010
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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets for the nine months ended September 30, 2010 and 2009.

Segment information

The standard, “Disclosures about Segments of an Enterprise and Related Information,” codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment (research, development, manufacture, distribution and sales of invitro diagnostics, human vaccine and medical devices) and in one geographical segment (China), as all of the Company’s current operations are carried out in China.

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
September 30, 2010
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and development

Research and development costs are charged to expense as incurred. Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material costs for research and development.

Government grants

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company recognizes government grants income when the government completes inspection on regulated use of the subsidy. There was no government grants income recognized for the nine months ended September 30, 2010 or 2009. As of September 30 2010, government grants of $373,627 were recorded as deferred income.

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
September 30, 2010
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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2010
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

September 30, 2010

Balance sheet   RMB 6.6912 to US$1.00

Statement of operations and comprehensive income (loss) RMB 6.8066 to US$1.00

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

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Consolidated Statements of Operations and Comprehensive loss. The foreign currency translation gain(loss) for the nine months ended September 30, 2010 and 2009 were and $(53,252) and $(292) and effect of exchange rate changes on cash flows for the nine months period then ended were $(29,508) and $1,110, respectively.

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
September 30, 2010
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net loss per common share

Net loss per common share is computed pursuant to the standard, “Earnings Per Share,” codified with ASC 260. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2010.

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

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force,” that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding the application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For the Company, ASU No. 2009-13 is effective beginning January 1, 2011. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2010
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force,” that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For the Company, ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

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

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position.

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition— a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This standard would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this ASU would require disclosure of certain information with respect to arrangements that contain milestones. For the Company, this standard would be required prospectively beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In April 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2010
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In July 2010, the FASB issued an accounting standards update to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. This update will be effective for the Company in the second quarter of fiscal 2011, except for the disclosures relating to activity that occurred during a reporting period which is effective for the Company in the third quarter of fiscal 2011. Since this update addresses only disclosures related to credit quality of financing receivables and the allowance for credit losses, it is not expected that the adoption of this update will have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $15,475,166 and a working capital deficiency of $7,816,110 at September 30, 2010, a net loss of $829,970 and net cash used in operations of $347,171 for the nine months ended September 30, 2010, respectively.

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

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30	December 31
	2010	2009

Accounts Receivable	$552,616	$533,446
Less: Allowance for doubtful accounts	(542,376)	(531,583)

	$10,240	$1,863

For the nine months ended September 30, 2010 and 2009, the Company did not record any bad debt expense.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2010
(Unaudited)

NOTE 5 - INVENTORIES

Inventories at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30	December 31
	2010	2009

Raw Material	$119,401	$114,925
Work in process	261,357	259,198
Finished goods	474,687	480,816
	855,445	854,939
Less: Inventory obsolescence	(729,959)	(715,432)

	$125,486	$139,507

NOTE 6 - RELATED PARTY TRANSACTIONS

Due to and notes payable - related parties at September 30, 2010 and December 31, 2009 consisted of the following:

		September 30	December 31
		2010	2009
Due to related parties (a)
Guo, Wenxia	CEO; Stockholder; Stockholder of Daiying	$279,877	$291,407
Xian Jin Hao Tech	Stockholder; Stockholder of Daiying	1,215,716	1,308,568
Daiying Bio-Tech Research Institute	The entity controlled by Guo,Wenxia	2,226,527	1,363,528
Li, Zhuobin	Stockholder; Stockholder of Hua Yang	2,829	2,773
Chen, Aibin	Stockholder; Stockholder of Hua Yang	126,582	124,063

		$3,851,531	$3,090,339
Note payable- stockholder (b)
Lu, Zhongyu	Prior Stockholder of Ze An	$157,103	$161,300

The chief executive officer and a stockholder advanced funds to the Company for its working capital. These advances are unsecured, due on demand and non-interest bearing.

Due to Xian Jin Hao Tech bears interest at 12% per annum. For the nine months ended September 30, 2010 and 2009, the interest expense was $148,941 and $99,198 respectively.

Note payable to a stockholder is unsecured, payable to a stockholder with interest at 6.3% per annum and due December 4, 2007.  The note is currently past due. For the nine months ended September 30, 2010 and 2009, the interest expense accrued for this note payable was $7,471 and $5,653, respectively.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2010
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

Some due to related parties do not bear interest and have no definite terms of repayment. For the nine months ended September 30, 2010 and 2009, the Company imputed interest of $108,727 and $106,997, respectively, based on a 5.5% interest rate which approximates the bank lending rate.

Daiying Bio-Tech Research Institute rents Company’s building for processing Emergency Haemostatic Patch. The lease agreement is valid from 2009 to 2016. The net value of leased building is $1,454,114 as of September 30, 2010. For the nine months ended September 30, 2010 and 2009, other income-rental from this lease agreement was $26,445 and $0, respectively.

NOTE 7 – LOAN PAYABLE

Loan payable is collateralized by all of Hua Yang’s equipment, building and land use right, payable to a financial institution, with interest at 6.696% per annum payable monthly, with principal due May 27, 2007. The loan is currently past due. The Company paid interest through May 20, 2007 and interest accrued through September 30, 2010 was included in accrued interest.

NOTE 8 – CURRENT MATURITIES OF NOTE PAYABLE- BANK

Note payable - bank is collateralized by all of Hua Yang’s equipment, building and land use right, and is payable to a financial institution, with interest at 6.696% per annum payable monthly, with RMB5 million (equivalent $667,307) due April 29, 2007 and RMB5 million ($667,308) due April 27, 2008. The note is currently past due for the first principal payment due on April 29, 2007. The Company paid interest through May 20, 2007 and interest accrued through September 30, 2010 was included in accrued interest

The accrued interest for above Loan Payable and Current Maturities of Note Payable was $572,326 and $452,234 as of September 30, 2010 and December 31, 2009, respectively. Interest expense accrued for above Loan Payable and Current Maturities of Note Payable was $110,910 and $110,492 for the nine months ended September 30, 2010 and 2009, respectively.

The net value of equipment, building and land use right collateralized for loan payable in Note 7 and note payable in Note 8 is 847,748 as of September 30, 2010, and classified as long-lived assets-held for sale due to Court’s judgment to disposal of collaterals (Note 11).

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2010
(Unaudited)

NOTE 9 - CONCENTRATIONS AND CREDIT RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of September 30, 2010, substantially all of the Company's cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

As of September 30, 2010, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company is currently named as a defendant in a lawsuit in which the plaintiff alleged default under a loan agreement.  In July 2010, the Court, Changde City, Hunan province, ordered the Company to evaluate and dispose of the collateral and repay the loan with the proceeds. In August 2010, the Company filed an appeal claiming that there was a controversy with respect to the content of the collateral described in the Court’s judgment. The Company is in the process of evaluating the collateral and the Court’s response to its appeal is still pending.

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

RESULTS OF OPERATIONS

The following analysis shows the selected unaudited consolidated statement of operations data of the Company for the three month and nine month periods ended September 30, 2010 and September 30, 2009.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenues

For the three months ended September 30, 2010, our revenues were $29 as compared to $10,515 for the three months ended September 30, 2009, a decrease of $10,486. We attribute this decrease in net revenues to greater competition in the pharmaceutical market and a decline in product sales by our subsidiaries.

Cost of Sales and Gross Profit

For the three months ended September 30, 2010, cost of sales amounted to $(23,333) as compared to cost of sales of $4,302 for the three months ended September 30, 2009. We attribute the decrease in cost of sales to the substantial decline in the amount of goods sold and lower proceeds from sales.  Gross profit for the three months ended September 30, 2010 was $23,362, as compared to $6,213 for the three months ended September 30, 2009.

Operating Expenses

For the three months ended September 30, 2010, total operating expenses were $90,466 as compared to $202,003 for the three months ended September 30, 2009, a decrease of $111,537, or approximately 55.2%.

Included in this decrease was:

—
Research and development costs of $4,037 as compared to $29,108 for the three months ended September 30, 2010 and 2009, respectively, a decrease of $25,071.  This result was due to less spending on research and development for the period.

—
Professional fees of $6,595 as compared to $9,817 for the three months ended September 30, 2010 and 2009, respectively, a decrease of $3,222. We attribute this decrease to lower legal and professional fees for the period.

—
General and administrative expenses were $51,953 for the three months ended September 30, 2010 as compared to $139,127 for the three months ended September 30, 2009, a decrease of $87,174, or approximately 62.7%. We attribute the decrease to greater control over administrative costs, which helped lower expenses.

For the three months ended September 30, 2010, interest expense was $151,544 as compared to $127,879 for the three months ended September 30, 2009. For the three months ended September 30, 2010, total other expenses were $326,176 as compared to $187,584 for the three months ended September 30, 2009.  The increase in other expenses for the three month period ended September 30, 2010 was attributable to higher interest expense and loss of processing products for the Company’s related party.

As a result of these factors, the Company reported a net loss of $(393,280) or $0.01 per share for the three months ended September 30, 2010, as compared to a net loss of $(383,374) or $0.01 per share for the same period in 2009.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenues

For the nine months ended September 30, 2010, our revenues were $10,612 as compared to $48,335 for the nine months ended September 30, 2009, a decrease of $37,723.  We attribute this decrease to greater competition in the pharmaceutical market and a decline in product sales by our subsidiaries.

Cost of Sales and Gross Profit

For the nine months ended September 30, 2010, cost of sales amounted to $38,278 as compared to cost of sales of $54,191 for the nine months ended September 30, 2009. Gross profit for the nine months ended September 30, 2010 was $(27,666) as compared to $(5,856) for the nine months ended September 30, 2009.

Operating Expenses

For the nine months ended September 30, 2010, total operating expenses were $327,995 as compared to $443,070 for the nine months ended September 30,2009, a decrease of $115,075 or approximately 26%.

Included in this decrease was:

—
Research and development costs of $12,314 as compared to $45,530 for the nine months ended September 30, 2010 and 2009, respectively, a decrease of $33,216.  This result was due to less spending on research and development for the period.

—
Professional fees of $36,125 for the nine months ended September 30, 2010 as compared to $58,342 for the nine months ended September 30, 2009, a decrease of $22.217. The decrease is attributable to lower legal and professional fees for the nine month period.

—
General and administrative expenses of $195,634 as compared to $311,686 for the nine months ended September 30, 2010 and 2009, respectively, a decrease of $116,952, or approximately 37.2%. We attribute the decrease to greater control over administrative costs, which helped lower expenses.

For the nine months ended September 30, 2010, interest expense was $376,049 as compared to $322,340 for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, total other expenses were $654,661 as compared to $467,105 for the nine months ended September 30, 2009.  The increase in other expenses for the period was attributable to higher interest expense and loss of processing products for the Company’s related party.

As a result of these factors, the Company reported a net loss of $(1,010,322) or ($0.02) per share for the nine months ended September 30, 2010, as compared to a net loss of $(916,031) or $(0.01) per share for the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, we had cash and cash equivalents of $892,004.

Net cash used in operating activities for the nine months ended September 30, 2010 was $347,171 as compared to net cash used in operating activities of $363,272 for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, we used cash to fund our loss of $1,010,322, our inventories decreased by $14,021, accounts payable increased by $694, accounts receivable increased by $8,377, prepayments and other current assets increased by $102,436, accrued liabilities and other payable increased by $333,640, offset by non-cash items such as depreciation and amortization of $316,882. For the nine months ended September 30, 2009, we used cash to fund our loss of $916,031, our inventories increased by $31,300, accounts payable increased by $1,842, accrued expenses and other current liabilities increased by $184,740, offset by non-cash items such as depreciation and amortization of $323,426, and increases in prepayments and other current assets of $19,816.

Net cash used in investing activities for the nine months ended September 30, 2010 was $6,106 as compared to net cash used in investing activities for the nine months ended September 30, 2009 of $31,313.  For the nine months ended September 30, 2010, we used cash of $6,106 for purchase of property and equipment. For the nine months ended September 30, 2009, we used cash for purchase of property and equipment of $31,313 and received net proceeds of $0 from sale of marketable securities.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $679,311 as compared to net cash provided by financing activities for the nine months ended September 30, 2009 of $571,639. For the nine months ended September 30, 2010, we received net proceeds of $686,657 from stockholders/officers. For the nine months ended September 30, 2009, we received net proceeds of $608,230 from stockholders/officers.

We have not generated sufficient cash flows from operations. If we do not generate enough revenues from the sales of our products to meet the cash needs, we will need other financing to continue to operate. As we work to increase sales of our products and services, we expect to increase cash flows from operations.  However, we may choose at any time to raise capital through private debt or equity financing to strengthen our financial position and facilitate growth.

We currently have no material commitments for capital expenditures.

Although China has been affected by the global recession, the government initiated a package of incentive programs to stimulate the economy and encourage business development, which has proven successful, especially in terms of GDP.  According to China’s National Bureau of Statistics, China’s Gross Domestic Product (GDP) amounted to RMB 4,028 billion for the nine months ended September 30, 2010, an increase of 9.6% as compared to the nine months ended September 30, 2009. Additionally, a Chinese corporation can be owned by a United States corporation, however, the laws and regulations of China are subject to change and in the event said change occurs, it may affect the ability of Company to operate in the Peoples Republic of China.

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

Further strengthen internal controls in order to continue bringing down production costs and various expenses.

(c)	Expand the market for our products

Increase marketing activities and introduce new products.

(d)	Continue our cooperation with Yangling Daiying Biotech Institute

Continue cooperation with Yangling Daiying Biotech Institute on the manufacturing and sale of its SFDA-approved product Emergency Haemostatic Patch, as well as to develop new products.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements at September 30, 2010.

Recent Accounting Pronouncements

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For us, this standard was effective for new transfers of financial assets beginning January 1, 2010. Because we historically do not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on our consolidated results of operations or financial condition.

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

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements”, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For us, this ASU was effective for the first quarter of 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on our consolidated results of operations or financial condition.

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. We do not expect the adoption of ASU 2010-09 to have a material impact on our consolidated results of operations or financial position.

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition— a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This standard would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this ASU would require disclosure of certain information with respect to arrangements that contain milestones. For us, this standard would be required prospectively beginning January 1, 2011. We are currently evaluating the impact of this standard on our consolidated results of operations and financial condition.

In April 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on our financial statements.

In July 2010, the FASB issued an accounting standards update to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. This update will be effective for us in the second quarter of fiscal 2011, except for the disclosures relating to activity that occurred during a reporting period which is effective for us in the third quarter of fiscal 2011. Since this update addresses only disclosures related to credit quality of financing receivables and the allowance for credit losses, it is not expected that the adoption of this update will have a material impact on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Credit risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of September 30, 2010, substantially all of our cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, we have not experienced losses on these accounts and management believes that we are not exposed to significant risks on such accounts.

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

PART II

Item 1. Legal Proceedings

We are currently named as a defendant in a lawsuit in which the plaintiff alleged default under a loan agreement.  In July 2010, the Court, Changde City, Hunan province, ordered us to evaluate and dispose of the collateral and repay the loan with the proceeds. In August 2010, we filed an appeal claiming that there was a controversy with respect to the content of the collateral described in the Court’s judgment. We are in the process of evaluating the collateral and the Court’s response to our appeal is still pending.

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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
(Registrant)

November 15, 2010	By:	/s/ Wenxia Guo
Wenxia Guo
Chief Executive Officer and Director
(Principal Executive Officer)

November 15, 2010	By:	/s/ Peng Wang
Peng Wang
Chief Financial Officer, Treasurer and Director
(Principal Financial and Accounting Officer)

November 15, 2010	By:	/s/ Qiang Li
Qiang Li
Director