Form 10-K
period 2010-12-31
Worldwide Biotech & Pharmaceutical CO
filed 2011-04-01
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Common Stock, par value $.001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 24, 2011 was $252,984, based on the closing price of the Common Stock of $0.006 on such date.

The number of shares outstanding of the registrant's common stock as of March 30, 2011:  53,915,653 shares, $.001 Par Value.

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

Glory Dragon then established a wholly-owned foreign investment company in the People’s Republic of China known as Shaanxi Allied Shine International Investment Management Consulting Ltd. (“Shaanxi Allied”) on December 27, 2005. Shareholders of Daiying then transferred their shares of Daiying to Shaanxi Allied on December 27, 2005.

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

Description of Current Business

Daiying is a high-tech biopharmaceutical company that specializes in the development and potential marketing of viruses/viral vectors, bio-medicines, external diagnostic reagents, prophylactic vaccines for humans, and oral dosage forms of traditional Chinese medicine.  The Company is developing a hepatitis C vaccine primarily in China.  The Company employs 57 full time employees, with corporate headquarters, manufacturing facilities and main laboratory in the Yangling Agricultural Hi-Tech Industrial Demonstration Zone, Shaanxi Province, China.

ABOUT HCV: G14

Hepatitis C virus (“HCV”) is a blood-borne RNA virus, a major cause of liver disease in the United States and the world. It’s also one of the four most dangerous blood-borne viruses, with infection rate four times higher than HIV. About 1.3-3% of the worldwide population is infected with the virus and 200 million people were infected with HCV by the end of 2005. In the United States, about 2.4% of the population is infected by HCV and it’s even as high as 10% in some Asian and European Countries.

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

PRODUCT LINE 6: MEDICAL DEVICES AND OTHER MEDICAL PRODUCTS DISTRIBUTED FOR THE OTHER COMPANIES

Daiying, through its subsidiary, Shaanxi Daiying Medicine Distribution Co., Ltd. a GSP (Good Sales Practice) – compliant medical products distribution company, distributes medical products from international biological and pharmaceutical companies on China’s market.  On May 12, 2005, Yangling Daiying signed the Sole Distribution Agreement and the Sole Co-production Agreement with Taramedic Corporation Sdn. BHD, a Malaysian company for distribution of its product, Tara KLampТ Disposable Circumcision Device.  The product owns patent protection in both Malaysia and China (China Patent Number 93104792.7).  The Company has obtained the Registration Approval for this imported product from SFDA on January 26, 2006. Marketing and sales has presently commenced.

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

TECHNICAL SEMINARS AND TRAINING:

It’s very important for the Company to build up a good image among its customers and let them know the Company’s products are developed from advanced technology. Marketing strategies will be different among different customers. Main efforts will be focused on biggest 20 to 30 customers. For example, we would pick out a couple of biggest hospitals from some big cities; for marketing to those blood stands, we will be focusing on the blood stands at Beijing, Shanghai and Xi’an, et al.

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

Status of any publicly announced new products or services

The Company currently has no new products or services announced to the public.  It will make public announcements in the future upon development of any new products or services.

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

Daiying’s HCV research needs substantial long term funding, therefore, Daiying needs to spend tremendous efforts on marketing and sales for current products to generate sufficient revenues and profits to support its research. Meanwhile, Yangling Daiying needs to raise funds to support its growth and long-term research lines.

Daiying has its sales network mainly in China for its existing products and it expects to broaden its network to the international market.

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

7. Wuningxian Linquan Capicule Co., Ltd.: Capicule shell Dongdu Development Zone, Wuning County, Jiangxi, China.

8.  Xi’an Ruikang Rubber Manufacturing Co., Ltd: plastics, Sanqiao Xinjie Xibaozi, Weiyang District, Xi’an China.

9. Shaanxi Guoyi New Special Medicine Co., Ltd.: Chinese Traditional Medicine Industry Trading Zone, Huxian County, Xi’an China.

Dependence on one or a few major customers

Daiying believes that it will not be dependent on a few major customers for the sales and distribution of its products and services.  Its potential customers will include hospitals, pharmacies and research institutes, of which there are many.

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

Need for Governmental Approval of Products

The Company acquired all necessary regulation approvals for its existing products from SFDA by the end of year 2006.

Effect of Existing Governmental Regulations

The manufacturing facilities for both biological and medical products have to be GMP-compliant.  We have received the GMP certificate from the government.  In order to sell or distribute the pharmaceutical products in China, the Company has to have a Good Sales Practice for Pharmaceutical Products (GSP) certificate.  Daiying’s subsidiary, Shaanxi Daiying Medicine Distribution Co., Ltd., has obtained the GSP certificate, which allows the company to wholesale medical products to pharmacies, hospitals, clinics and sub-distributors. For commercialization of new drugs in China, companies have to get New Drug Approval from SFDA.  We have obtained a New Drug License for three of our TCM Products.

The amount spent during last two fiscal years on research and development costs

Research and product development costs are charged to expense as incurred.  The Company incurred $13,862 and $31,303 in product development costs for the years ended December 31, 2010 and December 31, 2009, respectively.

Costs and Effects of Compliance with Environmental Laws

At the present time, Daiying is in compliance with applicable environmental laws in China, both nationally and locally.  Its current cost of compliance is approximately $50,000 per year, assuming no change in the current laws.

Number of Full Time and Part Time Employees:

The Company and its subsidiaries had 57 full-time employees as of December 31, 2010.

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

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against us, our subsidiaries or our property, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 4.  (Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is currently quoted on a limited basis on the OTCQB tier of OTC Markets Group inter-dealer quotation and trading system under the symbol “WWBP.” The Company’s common stock consists of 90,000,000 shares authorized, par value $.001 per share, of which, as of December 31, 2010, there are 53,915,653 shares issued and outstanding. According to the Company’s Restated Certificate of Incorporation, shareholders are not entitled to preemptive rights nor are they entitled to cumulative rights. The common stock started trading under the symbol SCII on August 20, 2003, the effective date of the 1-100 reverse stock split.  The following is the high and low prices of our stock for the last eight quarters.

The following table sets forth the range of bid prices of our common stock as quoted on the OTCQB during the periods indicated. The prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

Quarter	2009		2009
	High	Low	High	Low
First	$0.05	$0.004	$0.04	$0.01
Second	$0.02	$0.01	$0.02	$0.01
Third	$0.02	$0.009	$0.09	$0.02
Fourth	$0.009	$0.006	$0.03	$0.01

Our common shares are issued in registered form. American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038, is the registrar and transfer agent for our common stock.

From January 1 to March 24, 2011, the highest and lowest prices of our common shares on the OTCQB were $0.009 per share and $0.006 per share.  On March 24, 201, the closing price of our common stock on the OTCQB on the last day it traded before the filing of this Annual Report was $0.006 per share.

As of March 30, 2011, there were approximately 126 shareholders of record of the Company’s common stock, which does not include shareholders who own our shares in so-called “street name.”

Dividends

We have not paid dividends on our shares of common stock, and do not intend to pay dividends in the foreseeable future.  We intend to retain earnings, if any, to finance development and expansion of our business.  Payment of dividends in the future will depend among other things, upon our ability to generate earnings, our need for capital, and our overall financial condition.

Equity Compensation Plans

The Company filed a Form S-8 with the Commission on May 20, 2005 wherein it registered 5,000,000 shares to be issued under a Non-Qualified Employee Stock Compensation Plan. (“Plan”)  Employees, directors, officers, consultants, advisors and other persons associated with the issuer are entitled to be issued shares for bona fide services rendered to the Company pursuant to the Plan. As of the year ended December 31, 2010, 2,000,000 shares have been issued to employees and 3,000,000 shares have been issued to consultants.

Recent Sales of Unregistered Securities

We have not made any previously unreported sales of unregistered securities from January 1, 2010 to December 31, 2010.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2010.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the years ended December 2010 and 2009.  The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

	2010	2009

Net revenue	$12,804		$68,480

Cost of revenue	(137,681)		(202,913)
Gross profit	(124,877)		142,433

Operating expenses:
Research and development	13,862		31,303
Professional fees	35,320		112,562
Selling expense	182,069		101,189
General and administrative	470,425		419,124
Total operating expenses	701,676		664,178

Loss from operations	(826,553)		(806,611)

Other income (expense):
Interest income	(1,146)		(734)
Interest expense	487,464		476,575
Other (income) expense	628		(19,635)
Other (income) expense–related parties	(131,768)		(45,169)
Depreciation and production costs of idle capacity	244,507		243,284
Total Other (Income) Expenses	599,685		654,321

Net Loss	(1,426,638)		(1,460,932)
Less: Net loss attributable to the noncontrolling interest	285,738		243,269
Net Loss Attributable to WWBP common stockholders	(1,140,500)		(1,217,663)

Net loss per common share – Basic and diluted	$(0.02)	$	(0.02)

Weighted average number of common shares outstanding – Basic and diluted	53,915,653		53,915,653

Fiscal Year Ended December 31, 2010 compared to year ended December 31, 2009

REVENUES

For the year ended December 31, 2010, our revenues were $12,804, as compared to $60,480 for the year ended December 31, 2009, a decrease of $47,676 in revenue.  We attribute this decrease in net revenues to a decline in sales due to lower demand of the Company’s products in the market.

OPERATING EXPENSES

For the year ended December 31, 2010, the selling, general and administrative expenses amounted to $701,676 as compared to the selling, general and administrative expenses of $664,178 for the year ended December 31, 2009.  Gross profit for the year ended December 31, 2010 was $(124,877), as compared to $(142,433) for the year ended December 31, 2009.

The changes in operating expenses include:
·           For the year ended December 31, 2010, we incurred selling expense of $182,869 compared to $101,189 for the year ended December 31, 2009.  The increase was due more expenditure in sales center in Beijing for marketing.

·           For the year ended December 31, 2010, we incurred research and development expense of $13,862 compared to $31,303 for the year ended December 31, 2009, a decrease of $17,441 or 55.7%.  The decrease was attributable to decreased testing and experiments in new product development, specifically drug screening.

·           For the year ended December 31, 2010, we incurred professional fees of $35,320 as compared to $112,562 for the year ended December 31, 2009, a decrease of $79,942, or 20%.  The decrease was due to over accrual of professional fees in 2009.

·           For the year ended December 31, 2010, general and administrative expenses were $470,425 as compared to $419,124 for the year ended December 31, 2009, an increase of $51,301, or approximately 12.2%.  The increase in administrative expenses in 2010 was attributable to the Company’s larger expenditures on resources and operational activities.

For the year ended December 31, 2010, interest expense was $487,464 as compared to $476,575 for the year ended December 31, 2009.  For the year ended December 31, 2010, other expense was $628 as compared to other income of $19,635 for the year ended December 31, 2009. For the year ended December 31, 2010, other expense (income)-related parties was $(131,768) as compared to $(45,169) for the year ended December 31, 2009. The increase is due to more other income from sales and processing of “Emergency Haemostatic Patch” for related parties.

As a result of these factors, the Company reported a net loss of $1,426,238 or $0.02 per share for the year ended December 31, 2010, as compared to a net loss of $1,460,932 or $0.02 per share for the same period in 2009.

INCOME TAXES

Worldwide is registered in the State of Delaware and is subject to United States of America tax law. Worldwide did not have any assessable income for the years ended December 31, 2010 and 2009 and made no provision for income taxes in the United States.

The Company conducts all of its business through its PRC subsidiaries namely Shaanxi Allied, Daiying, Shaanxi and Hua Yang. All of the Company’s PRC subsidiaries are subjected to PRC’s Enterprise Income Tax governed by the Income Tax Law of the People’s Republic of China (the “PRC Income Tax Law”). Under the PRC Income Tax Law, Shaanxi Allied, as a foreign investment enterprises is exempted from income tax for two years from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% exemption of income tax for the immediate next three 3 calendar years (“tax holiday”). Shaanxi Allied did not have any taxable income for the years ended December 31, 2001 and 2009 and no provision for income taxes has been made. Daiying is located in Yangling High Tech Zone approved by the relevant PRC tax bureau whereas Daiying is entitled to a preferential tax rate of 15%. The statutory income tax rate for Daiying for relevant periods is 15% prior to December 31, 2007 and 25% as of January 1, 2008 and forward. Shaanxi Daiying Medicine Distribution Company and Hua Yang, which are local PRC companies are generally subjected to a statutory income tax rate of 33%. The statutory income tax rate for Shaanxi and Hua Yang for relevant periods is 33% prior to December 31, 2007 and 25% as of January 1, 2008 and forward.

The Company accounts for income taxes pursuant to the standard, “Accounting for Income Taxes,” codified with ASC 740 which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, we had cash and cash equivalent of $35,036.

Net cash used in operating activities for the year ended December 31, 2010 was $540,618 as compared to net cash used in operating activities of $241,714 for the year ended December 31, 2009.  For the year ended December 31, 2010, we used cash to fund our loss of $1,426,238 and to fund such as accounts receivable of $3,184, inventories of $107,639, prepayment and other receivables of $12,969, accounts payable of $19,309, other current liabilities of 214,897 and offset by non-cash items such as depreciation and amortization of $426,959, and imputed interest for due to related parties of $133,269. For the year ended December 31, 2009, we used cash to fund our loss of $1,460,932 and to fund such as accounts receivable of $24,375, inventories of $12,922, prepayments and other receivables, of $25,170, accounts payable of $19,309, other current liabilities of 627,938, and offset by non-cash items such as depreciation and amortization of $433,469 and imputed interest for due to related parties of $169,969.

Net cash used in investing activities for the year ended December 31, 2010 was $9,947 as compared to net cash used in investing activities for the year ended December 31, 2009 of $37,050. We attribute this decrease to the fact that the company’s investment in fixed assets for new products has been substantially completed, and no further significant expansion of investment is needed.

Net cash generated from financing activities for the year ended December 31, 2010 was $62,861 as compared to net cash provided by financing activities of $629,009 for the year ended December 31, 2009.  For the year ended December 31, 2010, the Company received $70,249 from stockholders/officers, offset by repayment of note payable to stockholder, $7,388.  For the year ended December 31, 2009, the Company received $665,606 from stockholders/officers, offset by repayment of note payable to stockholder, $36,597.

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

December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Worldwide Biotech & Pharmaceutical Company

We have audited the accompanying consolidated balance sheet of Worldwide Biotech & Pharmaceutical Company as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2010. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worldwide Biotech & Pharmaceutical Company as of December 31, 2010 and 2009, and the results of operations and cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to consolidated financial statements, the Company has incurred accumulated deficit of $15,785,696 and $14,645,196 as of December 31, 2010 and 2009, respectively that include losses of $1,426,238 and $1,460,932 for the years ended December 31, 2010 and 2009, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA
Oakland Gardens
March 21, 2011

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS
Current Assets:
Cash	$35,036	$595,478
Accounts receivable, net (Note 4)	5,047	1,863
Inventories (Note 5)	31,868	139,507
Prepayments and other current assets (Note 6)	100,200	87,231

Total Current Assets	172,151	824,079

Property, plant and Equipment, net (Note 7)	3,209,686	4,316,918

Long-lived assets- held for sale (Note 7,11)	834,517	-

Land use rights, net (Note 8)	775,709	768,590

Total Assets	$4,992,063	$5,909,587

LIABILITIES
Current liabilities:
Loan payable (Note 10)	$727,018	$703,089
Note payable- stockholder (Note 9)	159,217	161,300
Current maturities of note payable - bank (Note 11)	1,514,621	1,464,768
Accounts payable	373,926	354,617
Due to related parties (Note 9)	3,254,662	3,090,339
Other current liabilities (Note 12)	2,338,946	2,124,049

Total Current Liabilities	8,368,390	7,898,162

Total Liabilities	8,368,390	7,898,162

EQUITY(DEFICIT)
WWBP stockholders' equity(deficit):
Common stock $.001 par value; 90,000,000 shares authorized;
53,915,653 shares issued and outstanding,	53,916	53,916
Additional paid-in capital	12,802,409	12,669,140
Accumulated deficit	(15,785,696)	(14,645,196)
Accumulated other comprehensive income (loss):
Foreign currency translation gain	91,923	162,167
Total WWBP stockholders' equity(deficit)	(2,837,448)	(1,759,973)

Noncontrolling interest	(538,879)	(228,602)

Total Equity(Deficit)	(3,376,327)	(1,988,575)

Total Liabilities and Equity(Deficit)	$4,992,063	$5,909,587

See accompanying notes to consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2010	December 31, 2009

Net Revenues	$12,804	$60,480

Cost of Goods Sold	137,681	202,913

Gross Profit	(124,877)	(142,433)

Operating Expenses:
Selling expenses	182,069	101,189
Research and development	13,862	31,303
Professional fees	35,320	112,562
General and administrative	470,425	419,124

Total Operating Expenses	701,676	664,178

Loss from Operations	(826,553)	(806,611)

Other Expenses(Income):
Interest income	(1,146)	(734)
Interest expense	487,464	476,575
Other (income) expense	628	(19,635)
Other (income) expense-related parties (Note 9)	(131,768)	(45,169)
Depreciation and production cost of idle capacity	244,507	243,284

Total Other (Income) Expenses	599,685	654,321

Net Loss	(1,426,238)	(1,460,932)

Less: Net loss attributable to the noncontrolling interest	285,738	243,269

Net Loss Attributable to WWBP common stockholders	$(1,140,500)	$(1,217,663)

Net Loss Per Common Share
Net loss per common share - Basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding
- Basic and diluted	53,915,653	53,915,653

See accompanying notes to consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

			WWBP Shareholders
			Common Stock, $.001				Accumulated
			Par Value		Additional		Other
		Comprehnsive	Number of		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Total	Income(Loss)	Shares	Amount	Capital	Deficit	Income	Interest

Balance, December 31, 2008	$(751,176)	$-	53,915,653	$53,916	$12,499,171	$(13,427,533)	$123,270	$-

Interest for due to related parties	169,969				169,969

Comprehensive income(loss):
Net loss	(1,460,932)	(1,460,932)				(1,217,663)		(243,269)
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	53,564	53,564					38,897	14,667

Comprehensive income(loss)	(1,407,368)	$(1,407,368)

Balance, December 31, 2009	$(1,988,575)		53,915,653	$53,916	$12,669,140	$(14,645,196)	$162,167	$(228,602)

Interest for due to related parties	133,269				133,269

Comprehensive income(loss):
Net loss	(1,426,238)	(1,426,238)				(1,140,500)		(285,738)
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	(94,783)	(94,783)					(70,244)	(24,539)

Comprehensive income(loss)	(1,521,021)	$(1,521,021)

Balance, December 31, 2010	$(3,376,327)		53,915,653	$53,916	$12,802,409	$(15,785,696)	$91,923	$(538,879)

See accompanying notes to consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	December 31, 2010	December 31, 2009

Net loss	$(1,426,238)	$(1,460,932)

Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	(94,783)	53,564

Comprehensive loss	(1,521,021)	(1,407,368)
Comprehensive loss attributable to the noncontrolling interest	310,277	228,602

Comprehensive loss attributable to WWBP	$(1,210,744)	$(1,178,766)

See accompanying notes to consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31, 2010	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,426,238)	$(1,460,932)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	426,659	433,469
Imputed interest for due to related parties	133,269	169,969
Changes in assets and liabilities:
Accounts receivable	(3,184)	24,375
Inventories	107,639	(12,922)
Prepayments and other current assets	(12,969)	(25,170)
Accounts payable	19,309	1,559
Other current liabilities	214,897	627,938

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(540,618)	(241,714)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,947)	(31,319)
Addition of Land user right	-	(5,731)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(9,947)	(37,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable - stockholder	(7,388)	(36,597)
Repayment for due to related parties		-
Proceeds from stockholders/officers	70,249	665,606

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	62,861	629,009

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(72,738)	55,194

NET CHANGE IN CASH	(560,442)	405,439

CASH at beginning of period	595,478	190,039

CASH at end of period	$35,036	$595,478

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND OPERATIONS

Worldwide Biotech & Pharmaceutical Company, (“Worldwide” or the “Company”) was incorporated in Delaware in 1961. In the fourth quarter of 2005, the Company commenced revenue producing operations.

On April 20, 2004, as amended on August 3, 2004 and effective December 16, 2004, under an Agreement and Plan of Reorganization, the Company issued 33,600,000 shares of its common stock for the acquisition of all of the outstanding capital stock of Yangling Daiying Biological Engineering Co., Ltd. (“Daiying”) with the former shareholders of the Company retaining 1,057,102 or approximately 5% of the outstanding stock. As a result of the ownership interests of the former shareholders of Daiying, for financial accounting purposes, the exchange of stock has been treated as a recapitalization of Worldwide with Daiying deemed the accounting acquirer and Worldwide deemed the accounting acquiree under the purchase method of accounting in accordance with FASB ASC 805 "Business Combinations." Additionally, as part of the Merger, the Company, whose former name was Sun City Industries, Inc., amended its Articles of Incorporation, and changed its name to Worldwide Biotech & Pharmaceutical Company.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets for the years ended December 31, 2010 and 2009.

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

Stock based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of the standard, “Share-Based Payment,” codified with ASC 718, using the modified prospective method. On January 12, 2007, the Company issued 1,400,000 shares of its common stock to three employees pursuant to the 2005 Non-Qualified Stock Compensation Plan (see Note 15(i)). The Company valued the shares at $0.15 per share, the closing price of the Company's common stock on the date of issuance and charged $210,000 to stock based compensation.  The Company did not issue any stock options or warrants to any employees, directors, officers or third parties since January 1, 2006.

Research and development

Research and development costs are charged to expense as incurred. Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material costs for research and development.

Government grants

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company recognizes government grants income when the government completes inspection on regulated use of the subsidy. There was no government grants income recognized for the years ended December 31, 2010 or 2009. As of December 31 2010 and 2009, government grants of $378,655 and $366,192, respectively, which were recorded as deferred income.

Shipping and handling costs

The Company accounts for shipping and handling fees in accordance with the standard, “Accounting for Shipping and Handling Fees and Costs,” codified with ASC 605. While amounts charged to customers for shipping product are included in revenues, the related costs are classified in cost of goods sold as incurred.

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

December 31, 2010

Balance sheet   RMB 6.6023 to US$1.00

Statement of operations and comprehensive income (loss) RMB 6.7682to US$1.00

December 31, 2009

Balance sheet   RMB 6.8270 to US$1.00

Statement of operations and comprehensive income (loss) RMB 6.8311 to US$1.00

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

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Consolidated Statements of Operations and Comprehensive loss. The foreign currency translation gain (loss) for the years ended December 31, 2010 and 2009 were ($70,244) and $38,897, respectively and effect of exchange rate changes on cash flows for the years ended were ($72,738) and $55,194, respectively.

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

Net loss per common share

Net loss per common share is computed pursuant to the standard, “Earnings Per Share,” codified with ASC 260. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2010 or 2009.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recently Accounting Pronouncements

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

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition— a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This standard would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this ASU would require disclosure of certain information with respect to arrangements that contain milestones. For the Company, this standard would be required prospectively beginning January 1, 2011. The Company is currently evaluating the impact of this standard on 3M’s consolidated results of operations and financial condition.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $15,785,696 and $14,645,196 at December 31, 2010 and 2009, respectively that include losses of $1,426,238 and $1,460,932 for the years ended December 31, 2010 and 2009, respectively. The Company also had a working capital deficiency of $8,196,239 and $7,074,083 at December 31, 2010 and 2009, respectively.

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

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2010 and 2009 consisted of the following:

	December 31	December 31
	2010	2009

Accounts Receivable	$565,100	$533,446
Less: Allowance for doubtful accounts	(560,053)	(531,583)
	$5,047	$1,863

For the years ended December 31, 2010 and 2009, the Company recorded bad debt expense of $10,124 and $45,504, respectively.

NOTE 5 - INVENTORIES

Inventories at December 31, 2010 and 2009 consisted of the following:

	December 31	December 31
	2010	2009

Raw Material	$189,371	$114,925
Work in process	144,085	259,198
Finished goods	497,975	480,816
	831,431	854,939
Less: Inventory obsolescence	(799,563)	(715,432)

	$31,868	$139,507

NOTE 6 - PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets at December 31, 2010 and 2009 consisted of the following:

	December 31	December 31
	2010	2009

Advances on purchases	$-	$30,959
Other receivables	100,200	56,272

	$100,200	$87,231

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment stated at cost, less accumulated depreciation at December 31, 2010 and 2009 consisted of the following:

		December 31	December 31
	Estimated Useful	2010	2009
	Life (Years)
Buildings and improvement	20	$4,939,785	$4,777,194
Machinery and equipment	5-8	197,168	190,678
Vechicles	8	1,555,862	1,494,790
Construction in progress (b)		12,158	22,880
		6,704,973	6,485,542
Less: Accumulated depreciation		(2,660,770)	(2,168,624)
Less: Long-lived assets-held for sale		(834,517)	-
		$3,209,686	$4,316,918

(a)	Depreciation expense

Depreciation expense for the years ended December 31, 2010 and 2009 was $408,086 and $415,039, respectively.

(b)	Construction in progress

Construction in progress comprised capital expenditures for construction of the Company’s new production line, including machinery and equipment and facility set up charges. Upon completion of the construction, the construction in progress was reclassified as machinery and equipment. The Company did not capitalize any interest expense to construction in progress for the years ended December 31, 2010 or 2009.

NOTE 8 – LAND USE RIGHTS

 Land use rights at cost, less accumulated amortization at December 31, 2010 and 2009 consisted of the following:

	December 31	December 31
	2010	2009

Land use rights	$921,672	$891,335
Less: accumulated amortization	(145,963)	(122,745)
	$775,709	$768,590

(a)	Amortization expense

Amortization expense for the years ended December 31, 2010 and 2009 was $18,573 and $18,430, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

Due to and notes payable - related parties at December 31, 2009 and 2008 consisted of the following:

		December 31	December 31
		2010	2009
Due to related parties (a)
Guo, Wenxia	CEO; Stockholder; Stockholder of Daiying	$263,826	$291,407
Xian Jin Hao Tech	Stockholder; Stockholder of Daiying	831,582	1,308,568
Andiyuan Bio-Tech Co, Ltd.	The company controlled by Guo,Wenxia	362,180	-
Daiying Bio-Tech Research Institute	The entity controlled by Guo,Wenxia	1,665,921	1,363,528
Li, Zhuobin	Stockholder; Stockholder of Hua Yang	2,867	2,773
Chen, Aibin	Stockholder; Stockholder of Hua Yang	128,286	124,063

		$3,254,662	$3,090,339
Note payable- stockholder (b)
Lu, Zhongyu	Prior Stockholder of Ze An	$159,217	$161,300

The chief executive officer and a stockholder advanced funds to the Company for its working capital. These advances are unsecured, due on demand and non-interest bearing.

Due to Xian Jin Hao Tech bears the interest at 12% per annum. For the years ended December 31, 2010 and 2009, the interest expense was $195,457 and $147,948 respectively.

Note payable to a stockholder is unsecured, payable to a stockholder with interest at 6.3% per annum and due December 4, 2007.  The note is currently past due. For the years ended December 31, 2010 and 2009, the interest expense accrued for this note payable was $10,018 and $11,308, respectively.

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

Due to related parties do not bear interest and have no definite terms of repayment. For the years ended December 31, 2010 and 2009, the Company imputed interest of $133,269 and $169,969, respectively based on a 5.5% interest rate which approximates the bank lending rate.

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

Daiying Bio-Tech Research Institute rents Company’s building and plant for processing Emergency Haemostatic Patch. The lease agreement is valid from 2009 to 2016. The net value of leased building is $1,499,524 and $1,602,739 as of December 31, 2010 and 2009, respectively. For the years ended December 31, 2010 and 2009, other income-rental was 26,595 and $ $35,133, respectively.

In September 2010, Daiying Bio-Tech Research Institute transferred the patent of “Emergency Haemostatic Patch” to Andiyuan Bio-Tech Co, Ltd (Andiyuan), another company controlled by Wenxia, Guo. After transfer of the patent, Andiyuan mostly inherited Daiying Bio-Tech Research Institute’s all agreement related to “Emergency Haemostatic Patch” with the Company including the rental and patch process. The lease agreement between Anidyuan and Company is valid from September 2010 to September 2015. In addition, the Company agrees to sell “Emergency Haemostatic Patch” for Andiyuan. The Company needs to refund RMB125 to Andiyuan for every patch sold.

For the year ended December 31, 2010, there is income of $91,521 for processing and sale of “Emergency Haemostatic Patch.”  Rental income from Andiyuan for the year ended December 31, 2010 is $13,652

NOTE 10 – LOAN PAYABLE

Loans payable at December 31, 2010 and 2009 consisted of the following:

	December 31	December 31
	2010	2009

Loan Payable	$727,018	$703,089

Loan payable is collateralized by all of Hua Yang’s equipment, building and land use right, payable to a financial institution, with interest at 6.696% per annum payable monthly, with principal due May 27, 2007. The loan is currently past due. The Company paid interest through May 20, 2007 and interest accrued through December 31, 2010 was included in accrued interest.

NOTE 11 – CURRENT MATURITIES OF NOTE PAYABLE- BANK

Loans payable at December 31, 2010 and 2009 consisted of the following:

	December 31	December 31
	2010	2009

Note Payable-Bank-Current Portion	$1,514,621	$1,464,768

Note payable - bank is collateralized by all of Hua Yang’s equipment, building and land use right, and is payable to a financial institution, with interest at 6.696% per annum payable monthly, with RMB5 million (equivalent $667,307) due April 29, 2007 and RMB5 million ($667,308) due April 27, 2008. The note is currently past due for the first principal payment due on April 29, 2007. The Company paid interest through May 20, 2007 and interest accrued through December 31, 2010 was included in accrued interest.

The accrued interest for above Loan Payable and Current Maturities of Note Payable was $616,346 and $452,234 as of December 31, 2010 and December 31, 2009, respectively.  Interest expense accrued for above Loan Payable and Current Maturities of Note Payable was $148,720 and $147,350 for the years ended December 31, 2010 and 2009, respectively.

The net value of equipment, building and land use right collateralized for loan payable in Note 10 and note payable in Note 11 is 834,517 as of December 31, 2010, and classified as long-lived assets-held for sale due to Court’s judgment to disposal of collaterals (Note 15).

NOTE 12 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2010 and 2009, consisted of the following:

	December 31	December 31
	2010	2009

Accrued expenses	$48,166	$33,000
Other tax payable	31,756	23,121
Customer deposits	278,808	259,605
Salaries and benefits payable	80,311	72,071
Other payables	822,996	852,158
Deferred income	378,655	366,192
Accrued interest	698,254	517,902

	$2,338,946	$2,124,049

NOTE 13 – INCOME TAXES

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

Due to the Company’s net loss, there was no provision for income taxes. The Company’s effective tax rate for the years ended December 31, 2010 and 2009 was 0% and 0% due to the net loss position in both years.

The Company’s taxes were subject to a full valuation allowance as follows:

	For the Years Ended
	December 31, 2010	December 31, 2009

Computed tax benefit at statutory rate	$356,560	$365,233
Change in valuation allowance	(356,560)	(365,233)
Income expense(benefit)	$-	$-

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

The Company has no United States corporate income tax liability as of December 31, 2010 and 2009.

NOTE 14 – STATUTORY RESEARVES

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

As of December 31, 2010 and 2009, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

NOTE 15 – CONTINGENCIES, RISKS AND UNCERTAINTIES

Operating Lease Commitment

Future minimum lease rentals to be received on noncancelable leases in the aggregate and for each of the next five fiscal years are as follows

Year Ending December 31,

2011	41,258
2012	37,578
2013	36,351
2014	36,351
2015	27,263
$178,801

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of December 31, 2010 and 2009, substantially all of the Company's cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

Litigation

The Company is currently named as a defendant in the lawsuit in which the plaintiff alleged default of loan agreement.  In July 2010, Court, Changde City, Hunan province, judged to order the Company evaluate and dispose the collaterals and repay the loan with the proceeds. In August 2010, the Company filed an appeal claiming controversy on the content of collaterals described in Court’s judgment. The Company is in the process of evaluating the collaterals and waiting for Court’s response to its appeal.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2010.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

During the quarter ended December 31, 2010 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

(i) Loan payable

Loan payable is collateralized by all of Hua Yang’s equipment, building and land use right, payable to a financial institution, with interest at 6.696% per annum payable monthly, with principal due May 27, 2007. The loan is currently past due. The Company paid interest through May 20, 2007 and interest accrued through December 31, 2010 was included in accrued interest.

(ii) Note payable – bank

Note payable - bank is collateralized by all of Hua Yang’s equipment, building and land use right, and is payable to a financial institution, with interest at 6.696% per annum payable monthly, with RMB5 million (equivalent $667,307) due April 29, 2007 and RMB5 million ($667,308) due April 27, 2008. The note is currently past due for the first principal payment due on April 29, 2007. The Company paid interest through May 20, 2007 and interest accrued through December 31, 2010 was included in accrued interest.

The accrued interest for above Loan Payable and Current Maturities of Note Payable was $616,346 and $452,234 as of December 31, 2010 and December 31, 2009, respectively.  Interest expense accrued for above Loan Payable and Current Maturities of Note Payable was $148,720 and $147,350 for the years ended December 31, 2010 and 2009, respectively.

The net value of equipment, building and land use right collateralized for loan payable and note payable is 834,517 as of December 31, 2010, and classified as long-lived assets-held for sale due to Court’s judgment to disposal of collaterals.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names, ages and positions of our executive officers and directors as of the date of this filing:

Name	Age	Position

Wenxia Guo	43	President, CEO and Director
Peng Wang	52	CFO, Treasurer and Director
Yuan Cheng	39	Vice President of Operations
Qiang Li	35	Director

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

Meetings of Our Board of Directors

The Registrant’s Board of Directors held four meetings during the fiscal year ended December 31, 2010.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2010. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

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

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years 2010, 2009 and 2008 by those persons who served as Chief Executive Officer and Chief Financial Officer, and any Named Executive Officer who received compensation in excess of US$100,000 during such years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Wenxia Guo	2010	2,365	--	--	--	--	--	--	2,365
President, CEO,	2009	2,365	--	--	--	--	--	--	2,365
Director	2008	9,314	--	--	--	--	--	--	9,314

Peng Wang	2010	5,305	--	--	--	--	--	--	5,305
CFO, Director	2009	--	--	--	--	--	--	--	--
	2008	--	--	--	--	--	--	--	--

Peiyi Tian	2009	3,967	--	--	--	--	--	--	3,967
Former CFO, Director	2008	7,762	--	--	--	--	--	--	7,762
	2007	--	--	--	--	--	--	--	--

The above amounts are reflected in U.S. Dollars.

Option Grants in Last Fiscal Year

During the fiscal year ending December 31, 2010, no executive officer or director was granted options to purchase shares of common stock.

During the fiscal year ending December 31, 2010, no executive officer or director exercised any options to purchase shares of common stock, and as of December 31, 2008, no executive, officer or director possessed any options to purchase shares of common stock.

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

Change of Control

As of December 31, 2010, we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock beneficially owned as of March 30, 2011 by: (i) each of our directors, (ii) each of our named executive officers and (iii) owners of 5% or more of our common shares. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. The Company believes that unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

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

Item 13.  Certain Relationships, Related Transactions and Director Independence

None.

Director Independence

Our securities are quoted on the OTCQB tier of the OTC Markets Group inter-dealer quotation and trading system, which does not have any director independence requirements.  Once we engage further directors and officers, we will develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

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

Year Ended December 31	2010	2009

Audit Fees (1)	$47,000	$47,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Accounting Fees and Services	$47,000	$47,000

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

Item 15.  Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

See “Index to Consolidated Financial Statements” set forth on page 18.

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

Worldwide Biotech & Pharmaceutical Company

Date: March 31, 2011	By:	/s/ Wenxia Guo
Wenxia Guo
Chief Executive Officer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Wenxia Guo	Chief Executive Officer, Director (Principal Executive Officer)	March 31, 2011
Wenxia Guo
/s/ Peng Wang	Chief Financial Officer, Treasurer, Director (Principal Financial and Accounting Officer)	March 31, 2011
Peng Wang
/s/ Qiang Li	Director	March 31, 2011
Qiang Li