Form 10-Q
period 2011-03-31
Worldwide Biotech & Pharmaceutical CO
filed 2011-05-13
CIK 95302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐  No ☒

As of May 12, 2011, there were 53,915,653 shares of the common stock issued and outstanding.

FORM 10-Q

March 31, 2011

Item 1.  Financial Statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY

March 31, 2011

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$98,124	$35,036
Accounts receivable, net (Note 4)	5,088	5,047
Inventories (Note 5)	32,488	31,868
Prepayments and other current assets	63,531	100,200

Total Current Assets	199,231	172,151

Property, plant and Equipment, net	3,226,802	3,209,686

Long-lived assets-held for sale	841,362	834,517

Land use rights, net	777,273	775,709

Total Assets	$5,044,668	$4,992,063

LIABILITIES
Current liabilities:
Loan payable (Note 7)	$732,981	$727,018
Note payable- stockholder (Note 6)	160,523	159,217
Current maturities of note payable - bank (Note 8)	1,527,044	1,514,621
Accounts payable	378,810	373,926
Due to related parties (Note 6)	3,458,950	3,254,662
Other current liabilities	2,455,195	2,338,946

Total Current Liabilities	8,713,503	8,368,390

Total Liabilities	8,713,503	8,368,390

EQUITY(DEFICIT)
WWBP stockholders' equity(deficit):
Common stock $.001 par value; 90,000,000 shares authorized;
53,915,653 shares issued and outstanding,	53,916	53,916
Additional paid-in capital	12,835,405	12,802,409
Accumulated deficit	(16,032,877)	(15,785,696)
Accumulated other comprehensive income:
Foreign currency translation gain	72,113	91,923
Total WWBP stockholders' equity(deficit)	(3,071,443)	(2,837,448)

Noncontrolling interest	(597,392)	(538,879)

Total Equity(Deficit)	(3,668,835)	(3,376,327)

Total Liabilities and Equity(Deficit)	$5,044,668	$4,992,063

See accompanying notes to the consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2011	March 31, 2010

Net Revenues	$-	$3,995

Cost of Goods Sold	-	35,445

Gross Profit	-	(31,450)

Operating Expenses:
Selling expenses	28,440	41,026
Research and development	300	3,618
Professional fees	7,336	877
General and administrative	107,960	74,243

Total Operating Expenses	144,036	119,764

Loss from Operations	(144,036)	(151,214)

Other Expenses(Income):
Interest income	-	(33)
Interest expense	124,991	112,064
Other expenses (income)	(8,212)	(8,472)
Depreciation and production cost of idle capacity	38,087	42,262

Total Other Expenses (Income)	154,866	145,821

Net Loss	(298,902)	(297,035)

Less: Net loss attributable to the noncontrolling interest	51,721	54,119

Net Loss Attributable to WWBP common stockholders	$(247,181)	$(242,916)

Net Loss Per Common Share
Net loss per common share - Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	53,915,653	53,915,653

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2011	March 31, 2010

Net loss	$(298,902)	$(297,035)

Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	(26,602)	(371)

Comprehensive loss	(325,504)	(297,406)
Comprehensive loss attributable to the noncontrolling interest	58,513	54,218

Comprehensive loss attributable to WWBP	$(266,991)	$(243,188)

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

			WWBP Stockholders

							Accumulated
			Common Stock, $.001 Par Value		Additional		Other
		Comprehensive	Number of		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Total	Income	Shares	Amount	Capital	Deficit	Income	Interest

Balance, December 31, 2010	$(3,376,327)		53,915,653	$53,916	$12,802,409	$(15,785,696	$91,923	$(538,879)

Interest for due to related parties	32,996				32,996

Comprehensive loss:
Net loss	(298,902)	(298,902)				(247,181)		(51,721)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(26,602)	(26,602)					(19,810)	(6,792)

Comprehensive loss	(325,504)	$(325,504)

Balance, March 31, 2011	$(3,668,835)		53,915,653	$53,916	$12,835,405	$(16,032,877)	$72,113	$(597,392)

See accompanying notes to the consolidated financial statements

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(298,902)	$(297,035)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	74,090	88,176
Imputed interest for due to related parties	32,996	24,048
Changes in assets and liabilities:
Accounts receivable	-	(2,638)
Inventories	(620)	(22,611)
Prepayments and other current assets	36,669	(96,923)
Accounts payable	4,884	(3,682)
Accrued expenses and other current liabilities	116,249	23,754

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(34,634)	(286,911)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(60,148)	(1,330)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(60,148)	(1,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable - stockholder	-	(7,323)
Repayment for due to related parties	-	(63,108)
Proceeds from stockholders/officers	176,804	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	176,804	(70,431)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(18,934)	(311)

NET CHANGE IN CASH	63,088	(358,983)

CASH at beginning of period	35,036	595,478

CASH at end of period	$98,124	$236,495

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-

See accompanying notes to the consolidated financial statements.

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
Notes to the Consolidated Financial Statements
March 31, 2011
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on April 1, 2011. Interim results are not necessarily indicative of the results for the full year.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets for the three months ended March 31, 2011 and 2010.

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

Government grants

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company recognizes government grants income when the government completes inspection on regulated use of the subsidy. There was no government grants income recognized for the three months ended March 31, 2011 or 2010. As of March 31 2011, government grants of $445,133 were recorded as deferred income.

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

March 31, 2011

Balance sheet   RMB 6.5486 to US$1.00
Statement of operations and comprehensive income (loss) RMB 6.5788 to US$1.00

December 31, 2010

Balance sheet   RMB 6.60623 to US$1.00
Statement of operations and comprehensive income (loss) RMB 6.7682 to US$1.00

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

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Consolidated Statements of Operations and Comprehensive loss. The foreign currency translation gain(loss) for the three months ended March 31, 2011 and 2010 were and $(26,602) and $(371) and effect of exchange rate changes on cash flows for the three months period then ended were $(18,934) and $(311), respectively.

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

Net loss per common share

Net loss per common share is computed pursuant to the standard, “Earnings Per Share,” codified with ASC 260. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2011.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force,” that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements.  As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding the application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For the Company, ASU No. 2009-13 is effective beginning January 1, 2011. The Company elected to adopt the provisions of this standard prospectively to new or materially modified arrangements beginning on the effective date. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force,” that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For the Company, ASU No. 2009-14 is effective beginning January 1, 2011. The Company elected to adopt the provisions of this standard prospectively to new or materially modified arrangements beginning on the effective date. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $16,032,877 and a working capital deficiency of $8,514,272 at March 31, 2011, a net loss of $298,902 and net cash used in operations of $34,634 for the three months ended March 31, 2011.

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

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31	December 31
	2011	2010

Accounts Receivable	$569,735	$565,100
Less: Allowance for doubtful accounts	(564,647)	(560,053)

	$5,088	$5,047

For the three month period ended March 31, 2011 and 2010, the Company did not record any bad debt expense.

NOTE 5 - INVENTORIES

Inventories at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31	December 31
	2011	2010

Raw Material	$191,283	$189,371
Work in process	145,267	144,085
Finished goods	502,060	497,975
	838,610	831,431
Less: Inventory obsolescence	(806,122)	(799,563)

	$32,488	$31,868

NOTE 6 - RELATED PARTY TRANSACTIONS

Due to and notes payable - related parties at March 31, 2011 and December 31, 2010 consisted of the following:

		March 31	December 31
		2011	2010
Due to related parties (a)
Guo, Wenxia	CEO; Stockholder; Stockholder of Daiying	$207,432	$263,826
Xian Jin Hao Tech	Stockholder; Stockholder of Daiying	1,059,208	831,582
Anduyuan Bio-Tech Co, Ltd	The company controlled by Guo,Wenxia	380,497	362,180
Daiying Bio-Tech Research Institute	The entity controlled by Guo,Wenxia	1,679,585	1,665,921
Li, Zhuobin	Stockholder; Stockholder of Hua Yang	2,890	2,867
Chen, Aibin	Stockholder; Stockholder of Hua Yang	129,338	128,286

		$3,458,950	$3,254,662
Note payable- stockholder (b)
Lu, Zhongyu	Prior Stockholder of Ze An	$160,523	$159,217

The chief executive officer and a stockholder advanced funds to the Company for its working capital. These advances are unsecured, due on demand and non-interest bearing.

Due to Xian Jin Hao Tech bears the interest at 12% per annum. For the three months ended March 31, 2011 and 2010, the interest expense was $51,228 and $48,677 respectively.

Note payable to a stockholder is unsecured, payable to a stockholder with interest at 6.3% per annum and due December 4, 2007.  The note is currently past due. For the three months ended March 31, 2011 and 2010, the interest expense accrued for this note payable was $2,517 and $2,483, respectively.

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

Some due to related parties do not bear interest and have no definite terms of repayment. For the three months ended, March 31, 2011 and 2010, the Company imputed interest of $32,996 and $24,048, respectively, based on a 5.5% interest rate which approximates the bank lending rate.

Daiying Bio-Tech Research Institute rents Company’s building for processing “Emergency Haemostatic Patch”. The lease agreement is valid from 2009 to 2016. The net value of leased building is $1,437,055 as of March 31, 2011. For the three months ended March 31, 2011 and 2010, other income-rental from this lease agreement was $0 and $8,788, respectively.

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

For the three months ended March 31, 2011, there is income of $0 for processing and sale of “Emergency Haemostatic Patch.” Rental income from Andiyuan for the three months ended March 31, 2010 is $9,424

NOTE 7 – LOAN PAYABLE

Loan payable is collateralized by all of Hua Yang’s equipment, building and land use right, payable to a financial institution, with interest at 6.696% per annum payable monthly, with principal due May 27, 2007. The loan is currently past due. The Company paid interest through May 20, 2007 and interest accrued through March 31, 2011 was included in accrued interest.

NOTE 8 – CURRENT MATURITIES OF NOTE PAYABLE- BANK

Note payable - bank is collateralized by all of Hua Yang’s equipment, building and land use right, and is payable to a financial institution, with interest at 6.696% per annum payable monthly, with RMB5 million (equivalent $667,307) due April 29, 2007 and RMB5 million ($667,308) due April 27, 2008. The note is currently past due for the first principal payment due on April 29, 2007. The Company paid interest through May 20, 2007 and interest accrued through March 31, 2011 was included in accrued interest. The accrued interest for above Loan Payable and Current Maturities of Note Payable was $662,889 and $616,346 as of March 31, 2011 and December 31, 2010, respectively. Interest expense accrued for above Loan Payable and Current Maturities of Note Payable was $38,250 and $36,857 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 9 - CONCENTRATIONS AND CREDIT RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of March 31, 2011, substantially all of the Company's cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

As of March 31, 2011, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

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

The following analysis of the Company's results of operations and financial condition should be read in conjunction with the financial statements of Worldwide Biotech & Pharmaceutical Company for the year ended December 31, 2010 and notes thereto contained in the Report on Form 10-K of Worldwide Biotech & Pharmaceutical Company as filed with the Securities and Exchange Commission.

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

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The following analysis shows our selected unaudited consolidated statement of operations data for the three month periods ended March 31, 2011 and March 31, 2010.

Revenues

For the three months ended March 31, 2011, our revenues were $0 as compared to $3,995 for the three months ended March 31, 2010, a decrease of $3,995. The decrease in net revenues was the result of no sales during the first quarter in 2011.

Cost of Sales and Gross Profit

For the three months ended March 31, 2011, cost of sales amounted to $0 as compared to cost of sales of $35,445 for the three months ended March 31, 2010. The decrease in cost of sales is due to no sales during the first quarter in 2011. Gross profit for the three months ended March 31, 2011 was $0, as compared to $(31,450) for the three months ended March 31, 2010.

Operating Expenses

For the three months ended March 31, 2011, total operating expenses were $144,036 as compared to $119,764 for the three months ended March 31, 2010, an increase of $18,772, or approximately 15.7%.

Included in this increase was:

—	Professional fees of $7,336 as compared to $877, respectively, an increase of $6,377, which is attributable to accrual of quarterly review and legal fees.
—
General and administrative expenses were $107,960 for the three months ended March 31, 2011 as compared to $74,243 for the three months ended March 31, 2010, an increase of $ 33,717, or approximately 45.4%.  The increase in general and administrative expenses was primarily the result of higher payroll.

For the three months ended March 31, 2011, interest expense was $124,991 as compared to $112,064 for the three months ended March 31, 2010. For the three months ended March 31, 2011, other expenses were $154,866 as compared to $145,821 for the three months ended March 31, 2010.  The increase in other expenses for the period was mainly due to higher interest expenses accrued based on higher principal.

As a result of these factors, we reported a net loss of $298,902 or $0.00 per share for the three months ended March 31, 2011, as compared to a net loss of $297,035 or $0.00 per share for the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, we had cash and cash equivalents of $98,124.

Net cash used in operating activities for the three months ended March 31, 2011 was $34,634 as compared to $286,911 for the three months ended March 31, 2010. For the three months ended March 31, 2011, we used cash to fund our loss of $298,902; our inventories increased by $620; accounts payable increased by $4,884; prepayments and other current assets decreased by $36,669; accrued liabilities and other payables increased by $116,249, offset by non-cash items such as depreciation and amortization of $74,090 and $32,996 imputed interest due to related parties. For the three months ended March 31, 2010, we used cash to fund our loss of $297,035; our inventories increased by $22,611; accounts payable decreased by $3,682; accounts receivable increased by $2,638; prepayments and other current assets increased by $96,923; accrued liabilities and other payables increased by $23,754, offset by non-cash items such as depreciation and amortization of $88,176 and $24,048 imputed interest due to related parties.

Net cash used in investing activities for the three months ended March 31, 2011 was $60,148 as compared to net cash used in investing activities for the three months ended March 31, 2010 of $1,330. For the three months ended March 31, 2011, we used cash of $60,148 for purchase of property and equipment. For the three months ended March 31, 2010, we used cash for purchase of property and equipment of $1,330.

Net cash provided by financing activities for the three months ended March 31, 2011 was $176,804 as compared to net cash used in financing activities of $70,431 for the three months ended March 31, 2010. For the three months ended March 31, 2011, we received $176,804 from stockholders/officers.  For the three months ended March 31, 2010, we repaid due to related parties $63,108.   In addition, we made the repayment of note payable to a stockholder of $7,323.

We have not generated sufficient cash flows from operations. If we do not generate enough revenues from the sales of our products to meet our cash needs we will need other financing to continue to operate. As we try to increases sales of our products and services, we expect to increase cash flows from operations.  However, we may choose at any time to raise capital through private debt or equity financing to strengthen our financial position and facilitate growth.

We currently have no material commitments for capital expenditures.

Although China has been affected by the global recession, the government initiated a package of incentive programs to stimulate the economy and encourage business development, which has proven successful, especially in terms of GDP.  According to China’s National Bureau of Statistics, China’s Gross Domestic Product (GDP) amounted to RMB9.6311 trillion for the three months ended March 31, 2011, an increase of 9.7% as compared to the three months ended March 31, 2010.  Additionally, a Chinese corporation can be owned by a United States corporation, however, the laws and regulations of China are subject to change and in the event said change occurs it may affect our ability to operate in the People’s Republic of China.

Our future success depends on the continued services of our executive management currently in place. The loss of any of their services could be detrimental to us and could have an adverse affect on business development. Additionally, future success is dependent upon our ability to identify, hire, train, or retain other qualified employees. Competition for these individuals is intense and increasing.

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

(d)	Continue our cooperation with Andiyuan Biotech Co, Ltd

Continue cooperation with Andiyuan Biotech Co, Ltd on the manufacturing and sale of its SFDA-approved product Emergency Haemostatic Patch, as well as to develop new products.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements at March 31, 2011.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force,” that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding the application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For us, ASU No. 2009-13 is effective beginning January 1, 2011. We elected to adopt the provisions of this standard prospectively to new or materially modified arrangements beginning on the effective date. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force,” that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For us, ASU No. 2009-14 is effective beginning January 1, 2011. We elected to adopt the provisions of this standard prospectively to new or materially modified arrangements beginning on the effective date. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Credit risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of March 31, 2011, substantially all of our cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, we have not experienced losses on these accounts and management believes that we are not exposed to significant risks on such accounts.

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

WORLDWIDE BIOTECH & PHARMACEUTICAL COMPANY
(Registrant)

May 16, 2011	By:	/s/ Wenxia Guo
Wenxia Guo
Chief Executive Officer and Director
(Principal Executive Officer)

May 16, 2011	By:	/s/ Peng Wang
Peng Wang
Chief Financial Officer, Treasurer and Director
(Principal Financial and Accounting Officer)

May 16, 2011	By:	/s/ Qiang Li
Qiang Li
Director